Form 10QSB
period 2000-03-31
PAYFORVIEW COM CORP /NV/
filed 2000-08-09
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000.

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                 Commission File Number: 0-27161

               -----------------------------------

                       PAYFORVIEW.COM CORP.
      (Exact name of registrant as specified in its charter)


Nevada, U.S.A.                                         91-1976310
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


     509 Madison Avenue, 16th Floor, New York, New York 10022
             (Address of principal executive offices)

                          (212) 605-0150
         (Issuer's telephone number, including area code)


                               N/A
       (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]    NO [ ]

    As of March 31, 2000:  57,577,727 shares of the Company's
Common Stock were issued and outstanding.

       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                         C O N T E N T S


                                                  Page

Condensed Consolidated Balance Sheets             F-2

Condensed Consolidated Statements of Operations   F-3

Condensed Consolidated Statement of Changes
in Stockholders' Equity                           F-4 - F-5

Condensed Consolidated Statements of
Cash Flows                                        F-6

Notes to Condensed Consolidated
Financial Statements                              F- 7 - F-11

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                        December 31,   March 31,
          ASSETS                        1999*          2000
                                                       (unaudited)


Current assets
 Cash and cash equivalents              $   342,004    $  4,155,271
 Prepaid expenses                            63,602         152,826
 Due from related parties                         -          18,078
                                        -----------    ------------
                                            405,606       4,326,175

Fixed assets, net                           351,780         381,776

Investment in Street Solid Records           10,000          10,000

Intangible assets, net                       39,169          34,274

Capitalized website development costs                        86,898

Other assets                                      -         177,840
                                        -----------    ------------
                                        $   806,555    $  5,016,963
                                        ===========    ============



          LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIENCY)

Current liabilities
 Accounts payable                       $   261,368    $     86,507
 Liabilities from discontinued
  operations                                256,000         198,000
 Loan payable                             1,050,151       1,050,151
                                        -----------    ------------
                                          1,567,519       1,334,658
                                        -----------    ------------

Other Liabilities                           222,500               -

2% Series a Senior Convertible
 Redeemable Debentures                      172,500               -

Stockholders' equity (deficiency)
 Common stock
     Authorized, 100,000,000 common
     shares with a par value of $0.0001;
     issued and outstanding, 4,327,131
     and 43,397,727 and 57,577,727
     Shares, respectively                     4,340           5,759
 Additional paid-in capital               8,594,637      17,694,449
 Deficit, accumulated during the
  development stage                      (9,754,941)    (14,017,903)
                                        -----------    ------------

                                         (1,155,964)      3,682,305
                                        -----------    ------------

                                        $   806,555    $  5,016,963
                                        ===========    ============


*Derived from audited financial statements.
The accompanying notes are an integral part of these statements.


                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Cumulative
                                                                      amounts from
                                                                      April 6, 1998
                                                 March 31,            (inception) to
                                        ---------------------------   March 31,
                                            1999           2000       2000
                                        ------------   ------------   -------------
                                                (unaudited)            (unaudited)

Costs and expenses
  Selling, general and administrative
   Expenses                             $   310,433    $ 4,289,458    $  6,805,083
  Amortization of licenses and
   Goodwill                                 120,534          6,799         369,102
  Loss on impairment                      2,821,500              -       4,247,022
  Interest expense                            1,462              -         348,631
  Interest income                                 -        (33,295)        (33,295)
                                        -----------    -----------    ------------

     Total costs and expenses             3,253,929      4,262,962      11,736,543
                                        -----------    -----------    ------------

     Loss from continuing operations     (3,253,929)    (4,262,962)    (11,736,543)
                                        -----------    -----------    ------------

Discontinued operations (Street
 Solid Records)
     Loss from operations                  (140,401)             -      (1,056,167)
     Loss on disposal                             -              -      (1,225,193)
                                        -----------    -----------    ------------

     NET LOSS                           $(3,394,330)   $(4,262,962)   $(14,017,903)
                                        ===========    ===========    ============

Basic and diluted loss per share:
  Continuing operations                 $      (.23)   $      (.08)   $       (.58)
  Discontinued operations                      (.01)             -            (.12)
                                        -----------    -----------    ------------

Basic and diluted loss per share        $      (.24)   $      (.08)   $       (.70)
                                        ===========    ===========    ============

Weighted-average shares outstanding      14,206,121     53,780,254      20,142,353
                                        ===========    ===========    ============


The accompanying notes are an integral part of these statements.

                           Payforview.com Corp. and Subsidiaries
                             (formerly Sierra Gold Corporation)
                               (a development stage company)

                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 1999 and 1998 and three months ended March 31, 2000 (unaudited)

                                                                 Deficit,
                                                                 accumulated
                          Common Stock issued     Additional     during the
                         ---------------------    paid-in        development
                           Number       Amount    capital        stage          Total
                         ----------     ------    ----------     -----------    -----------

Balance,
 April 6, 1998                    -    $     -    $        -     $         -    $         -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services      3,800,000        380        37,620               -         38,000
Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                 200,000         20           180               -            200
Capital stock of Voyager
 International Entertainment
 Inc. issued for cash       327,131         33       112,459               -        112,492
Net loss                                                            (275,528)      (275,528)
                         ----------     ------    ----------     -----------    -----------

Balance,
 December 31, 1998        4,327,131        433       150,259        (275,528)      (124,836)

Capital stock of
 Payforview.com Corp.
 at January 5, 1999       3,750,000        375           625               -          1,000
Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.       7,788,840        779           781                          1,560
Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission     1,500,000        150          (150)                             -
Cancellation of
 Voyager shares          (4,327,131)      (433)          433                              -
Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.            1,173,509        117     1,598,163                      1,598,280
Issuance of shares for
 acquisition of
 licenses and rights      1,102,500        110     3,067,290                      3,067,400
Issuance of shares for
 services                   122,000         12        77,824                         77,836
Issuance of shares for
 consulting services      1,800,000        180       652,320                        652,500
Issuance of shares for
 consulting services        333,333         33        49,967                         50,000
Issuance of shares for
 financial advisor
 services                 1,800,000        180     1,386,696                      1,386,876
Issuance of shares for
 acquisition of Software    200,000         20       291,980                        292,000
Issuance of shares for
 advertising                200,000         20        59,980                         60,000
Issuance of shares upon
 conversion of debt      22,837,005      2,284       825,216                        827,500
Allocation of proceeds
 of convertible debt to
 additional paid-in capital                          333,333                        333,333
Issuance of shares
 for cash                   540,540         55        99,945                        100,000
Shares held in escrow
 with attorney relating
 to debentures              250,000         25           (25)
Net loss                                                          (9,479,413)    (9,479,413)
                         ----------     ------    ----------     -----------    -----------

Balance,
 December 31, 1999       43,397,727     $4,340    $8,594,637     $(9,754,941)   $(1,155,964)
                         ==========     ======    ==========     ===========    ===========

                           Payforview.com Corp. and Subsidiaries
                             (formerly Sierra Gold Corporation)
                               (a development stage company)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

  Years ended December 31, 1999 and 1998 and three months ended March 31, 2000 (unaudited)

                                                                 Deficit,
                                                                 accumulated
                          Common Stock issued     Additional     during the
                         ---------------------    paid-in        development
                           Number       Amount    capital        stage          Total
                         ----------     ------    ----------     -----------    -----------

Issuance of shares for
 cash, net of share
 issuance costs
 (unaudited)              2,800,000     $  280    $4,166,220     $         -    $ 4,166,500
Issuance of shares for
 cash (unaudited)           810,000         81     1,214,919               -      1,215,000
Issuance of shares for
 convertible debt
 (unaudited)              6,900,000        690       171,810               -        172,500
Shares issued to
 officers and consultants
 for services (unaudited) 3,000,000        300     2,933,700               -      2,934,000
Shares issued for
 acquisition of MAS
 Acquisition Corporation
 (unaudited)                335,000         34            (3)              -             31
Shares issued for
 transaction costs for MAS
 Acquisition Corporation
 (unaudited)                335,000         34       375,166               -        375,200
To record additional
 expense for services
 performed in current year
 (unaudited)                      -          -       238,000               -        238,000
Net loss for the three
 months ended March 31, 2000
 (unaudited)                      -          -             -      (4,262,962)    (4,262,962)
                         ----------     ------    ----------     -----------    -----------
Balance,
 March 31, 2000
 (unaudited)             57,577,727     $5,759   $17,694,449    $(14,017,903)   $ 3,682,305
                         ==========     ======    ==========     ===========    ===========


The accompanying notes are an integral part of this statement.

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Cumulative
                                                                      amounts from
                                            Three months ended        April 6, 1998
                                                 March 31,            (inception) to
                                        ---------------------------   March 31,
                                            1999           2000       2000
                                        ------------   ------------   -------------
                                                (unaudited)            (unaudited)

Cash flows from operating activities
  Loss from continuing operations       $(3,253,929)   $(4,262,962)   $(11,736,543)
  Adjustments to reconcile net loss
   to cash used in operating activities
     Depreciation                               475          3,420           9,855
     Amortization of licenses
      and goodwill                          120,494          4,895         367,198
     Issuance of common stock
      for services                        2,831,119      3,547,231       8,450,931
     Noncash interest expense                     -              -         333,333
     Changes in other operating
      assets and liabilities
       Prepaid expenses                     (11,083)       (89,224)       (152,826)
       Due from related party                 7,648        (18,077)        (18,077)
       Other assets                                       (177,840)       (177,640)
       Increase in accounts payable         245,693       (174,861)         36,507
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of continuing
      operations                            (59,583)    (1,167,418)     (2,887,262)
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of discontinued
      operations                           (140,401)             -        (657,080)
                                        -----------    -----------    ------------

Cash flows from investing activities
  Payments for website costs                      -        (86,898)        (86,898)
  Payment of settlement costs relating
   to discontinued operations                     -        (58,000)        (58,000)
  Proceeds from sale of discontinued
   operations                                     -              -         250,000
  Acquisition of fixed assets                (3,948)       (33,416)        (49,631)
                                        -----------    -----------    ------------

     Net cash (used in) provided
      by investing activities                (3,948)      (178,314)         55,471
                                        -----------    -----------    ------------

Cash flows from financing activities
  Issuance of common stock                        -      5,159,000       5,593,992
  Advances for common stock                       -              -               -
  Proceeds from loan payable                204,246              -       1,050,151
  Repayment of loan payable                       -              -               -
  Proceeds from convertible debenture             -              -       1,000,000
                                        -----------    -----------    ------------

     Net cash provided by
      financing activities                  204,246      5,159,000       7,644,143
                                        -----------    -----------    ------------

     Net change in cash and
      cash equivalents
      during the period                         314      3,813,268       4,155,272

Cash and cash equivalents,
 beginning of period                              -        342,004               -
                                        -----------    -----------    ------------

Cash and cash equivalents,
 end of period                          $       314    $ 4,155,272    $  4,155,272
                                        ===========    ===========    ============

Supplemental disclosures of cash
 flow information:
  Cash paid during the period for
   Interest                             $     1,462    $         -    $     15,298
                                        ===========    ===========    ============

Supplemental disclosures of noncash,
 financing and investing activities (Note D)


The accompanying notes are an integral part of these statements.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Three months ended March 31, 1999 and 2000


NOTE A - ORGANIZATION OF THE COMPANY AND
          NATURE OF BUSINESS

Sierra Gold Corporation was incorporated on August 26, 1988. On January 4, 1999, Sierra Gold Corporation changed its name to Payforview.com Corp. (the "Company"). On January 5, 1999, the Company issued 7,788,840 common shares (plus 1,500,000 shares held in trust as commission), in exchange for the issued and outstanding shares of Voyager International Entertainment Inc. ("Voyager"). Voyager was incorporated on April 6, 1998 in Nevada. As a result of the share exchange, control of the combined companies passed to the former shareholders of Voyager. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Voyager. Recapitalization accounting results in consolidated financial statements of Voyager being issued under the name of Payforview.com Corp. and Subsidiaries, but are considered a continuation of Voyager. No goodwill or other intangible assets were recognized in connection with such recapitalization.

On January 15, 1999, the Company implemented a two-for-one forward stock split. On April 9, 1999, the Company implemented a three-for-two forward stock split. All share and per share amounts in the financial statements have been retroactively restated to give effect to the above splits. Loss per share information reflects the recapitalization.

The Company is considered a development stage company as its planned principal operations have not yet commenced. Presently, the Company is developing an internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis.


Note B - BASIS OF PRESENTATION

Information in the accompanying condensed consolidated financial statements for the three months ended March 31, 1999 and 2000 and the cumulative information from April 6, 1998 (inception) through March 31, 2000 is unaudited. The condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 and the cumulative amounts from April 6, 1998 (inception) through March 31, 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

           Three months ended March 31, 1999 and 2000


NOTE B (continued)

rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements filed on Form 8/KA on or about August 7, 2000. In the opinion of the Company's management, the March 31, 1999 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the entire year.


NOTE C - LOSS FROM IMPAIRMENT

In March 1999, the Company issued 1,012,500 common shares to Bacchus Entertainment Ltd. at a value of $2,821,500, as determined by the market price of shares of the Company's common stock, as consideration for the purchase of various rights and interests in feature films and motion picture productions. Management determined that the rights it purchased did not exist, and believes that the seller misrepresented the items available and breached the contract. Therefore, the full value of the consideration issued to Bacchus has been recorded as an impairment loss as of March 31, 1999.


NOTE D - SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
          FINANCING AND INVESTING ACTIVITIES

The significant noncash transactions for the three months ended
March 31, 1999 and 2000 were as follows:

1. In order to complete the acquisition of Voyager, the Company issued 7,788,840 common shares, (and a commission of 1,500,000 shares).

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

           Three months ended March 31, 1999 and 2000


NOTE D (continued)

2.   The Company issued 1,173,509 common shares to acquire Street
     Solid. The value of the shares issued was estimated to be $1,598,280.

     In connection with such acquisition, liabilities assumed were as follows:

          Fair value of liabilities assumed  $(198,000)
          Cash paid                                  -
                                             ---------
          Liabilities assumed                $(198,000)

3. In March 1999 the Company issued 1,012,500 common shares valued at $2,821,500 towards the acquisition of licenses and rights.

4. In February 2000, the Company issued an aggregate of 3,000,000 shares of common stock valued at $2,934,000 to officers and consultants.

5. In February 2000, the Company issued 335,000 shares in payment of transaction costs related to the MAS acquisition.

6. As of March 31, 2000, the Company recognized an aggregate of $238,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed during the three months ended March 31, 2000.


NOTE E - CERTAIN TRANSACTIONS

1. Sale of Common Stock - On January 15, 2000, the Company entered into a stock subscription and option agreement with three unrelated third-party shareholders. Pursuant to this agreement, the Company sold 120,000 shares of stock to these investors at a price of $1.50 per share and provided the investors with an option to purchase up to a maximum of an additional 690,000 shares. The investors purchased an aggregate of 810,000 shares during 2000, for proceeds of $1,215,000, of which $222,500 was paid in 1999. The shares were issued in July 2000.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

           Three months ended March 31, 1999 and 2000


NOTE E (continued)

     On January 21, 2000, the Company entered into a stock subscription and option agreement with certain unrelated third-party shareholders. Pursuant to this agreement, the Company sold 1,000,000 shares of stock to these investors at a price of $1.50 per share. Additionally, the agreement provided the investors with an option to purchase up to a maximum of an additional 2,000,000 shares. The investors purchased an aggregate of 2,800,000 shares for net proceeds of approximately $4,166,000 (net of $34,000 of transaction costs). Such shares were issued during the first quarter of 2000.

2. Conversion of Debentures - During January and February 2000, holders of $172,500 of convertible debentures exchanged such debentures for 6,900,000 shares of common stock pursuant to the debenture agreement dated June 25, 1999.

3. Stock Issuance - In February 2000, the Company granted an aggregate of 3,000,000 shares to officers and consultants. No additional services were required to be performed, and, therefore, the Company recorded a charge to operations for $2,934,000, which represented the market value of such shares on the date of grant.

4. Acquisition - In February 2000, the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 335,000 shares of its common stock. Additionally, the Company incurred transaction costs relating to this acquisition, and settled such cost by issuing 335,000 shares and paying cash of $100,000, which resulted in an aggregate charge to expense of $475,000 in the first quarter of 2000. This acquisition was accounted for at the historical basis of the assets of MAS (which were $31) since there was no business acquired. No goodwill or other intangibles were acquired.


NOTE F - SUBSEQUENT EVENTS

1. On August 3, 2000, the Company and Bacchus (and related entities) signed an agreement whereby 487,200 (of the aggregate of 1,012,500 shares originally issued) will be returned to

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

           Three months ended March 31, 1999 and 2000


NOTE F (continued)

     the Company for cancellation.

2. On May 10, 2000, the Company made a strategic investment of $1,400,000 plus 2,000,000 shares of restricted common stock to purchase a 25% interest in a company (controlled by a consultant of the Company), that is developing an on-line streaming media product that is synergistic with its core business. The company has the right to participate in future financings by the investee. A consultant of the Company owns the remaining 75% of the investee.

3. On July 13, 2000, the Company's Board of Directors approved a stock option plan (the "Plan") and reserved 4 million shares of the Company's common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, the Company issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $.025 per share, based, as per the terms of the Plan, on the closing price on the day immediately preceding the issue date. These options vest over a three-year period and expire in July 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

     This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


General

     PayForView is an integrated online and offline content company that creates and acquires events and information-based content and delivers such content on a pay-for-view and free basis. The Company produces and owns programming and distributes it through new media (the Internet) and old media (broadcast, DBS and cable television. PayForView has entered into alliances with entertainment and technology companies that provide elements needed for the completion of PayForView's plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related footage. This creates a vertical integration of entertainment-related products and Internet expertise, which will establish a base of operations and cash flow for PayForView. The Company has not had any significant revenues from operations since purchasing Voyager Entertainment in 1999. The Company has incurred a cumulative net loss in its development stage of approximately $14 million as of March 31, 2000. The Company expects to continue to incur substantial and increasing losses during its development stage due to continued and increased spending on its website, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

     The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the number of available subscribers who have access to high speed internet connections, the costs associated with the streaming of video based content over the Internet, managements ability to recruit and retain advertising clients, and managements ability to successfully provide viewers with compelling and entertaining events. The Company anticipates its operating activities will result in substantial net losses while in its development stage and expects losses to continue for a period of time once in its operational stage.


Results of Operations

Three Months Ended March 31, 2000 as compared to three months ended March 31, 1999


Revenues

The Company has had no revenues from operations from its inception on April 6, 1998 to date.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses for the three months ended March 31, 2000 increased to $4,289,000 from $310,000, a net increase of $3,979,000 as compared to the three months ended March 31, 1999. The increase was primarily due to increases in consulting fees of $3,318,000 (of which $3,172,000 was non-cash equity based compensation), transaction costs relating to the MAS Acquisition of $475,000 (of which $375,000 was non-cash compensation for commission.), and $150,000 increase in professional fees. The increases in consulting and professional fees resulted from the Company's web-design, marketing and content acquisition efforts. The remaining increase of $36,000 is due to higher overhead costs relating to the Company's move from Vancouver British Columbia to New York City.

Loss From Impairment:

The Company had a loss from impairment during the three months ended March 31, 1999 of $2,821,500 due to the fact that the Company had issued shares in payment for certain deliverables that it subsequently became aware did not exist. The decrease in loss from impairment to zero, for the three months ended March 31, 2000 is the result of the Company not entering into a similar transaction in the period.

Loss From Discontinued Operations:

During the three months ended March 31, 1999, the results of operations of the Company include approximately $140,000 of losses relating to Street Solid. Street Solid was disposed of in October 1999, and therefore the results of operations during 1999 of the entity are accounted for as discontinued operations.
There were no such discontinued operations during the three months ended March 31, 2000.

Interest Income:

Interest Income for the three months ended March 31, 2000 increased to $33,295 as compared to zero for the three months ended March 31, 1999. This is due to larger cash and cash equivalents balances during the three months ended March 31, 2000 resulting from the net proceeds received by the Company from its private placements of shares.


Liquidity and Capital Resources

Since inception through March 31, 2000, the Company has a deficit accumulated during the development stage of approximately $14.0 million and expects to continue to incur substantial operating losses for the next several years of its development stage. The Company has financed its operations primarily through private placements of its Common Stock. From inception to March 31, 2000 the Company received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million. Cash proceeds from the sale of the Company's securities for the three months ended March 31, 2000 were Approximately $5.4 million, including the $222,500 received in December 1999, compared to zero for the three months ended March 31, 1999.

The Company had net cash used in operating activities of $1,167,418 for the three months ended March 31, 2000. Net Cash and cash equivalents used in operations for the three months ended March 31, 2000 consisted of the net loss of $4,262,962, which was offset by the non-cash equity based compensation portion of the net loss of $3,547,231, increases in prepaid expenses of $89,224, increases in due from related parties of $18,077, increases in other assets of $177,840 (which represented a security deposit on the Company's new premises), and decreases in accounts payable of $174,861.

Net cash provided by financing activities consisted of $5,159,000 for the three months ended March 31, 2000. Cash provided by financing activities in 2000 consisted of proceeds from the sale of common stock of $5,159,000. Cash provided by financing activities in 1999 consisted of proceeds from loans and advances.

Net cash used in investing activities consisted of $178,314 for the three months ended March 31, 2000. Investing activities for the three months ended March 31, 2000 included payments for website costs of $86,898, a settlement payment to the purchaser of Street Solid of $58,000, and capital expenditures of $33,416.

Net cash used in operating activities of discontinued operations was $140,401 for the three months ended March 31, 1999, which represented the cash used in operating activities of Street Solid
Records, Inc., of which 81% was sold on October 29, 1999.

The Company's capital funding requirements will depend on numerous factors, including the progress and magnitude of the Company's web site development, marketing plans, technological advances, competitive and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

In May of 2000, the Company made a strategic investment in Turn-key Entertainment LLC, a private development stage Delaware Corporation that is developing an on-line streaming media product that is synergistic with the Company's core business. The Company issued 2,000,000 shares of its restricted common stock and paid $1,400,000 in cash in exchange for 25% of the outstanding stock of Turn-key Entertainment LLC. The remaining 75% of Turn-Key is owned by a consultant of the Company.

The Company is likely to require substantial funding to continue its Web site development, marketing, sales, and administrative activities. The Company has raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. The Company continues to explore and, as appropriate, will enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for marketing, distribution or other rights to the Company's product and services. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its web site development, marketing and administrative activities and the Company's business and financial results and condition would be materially adversely affected.


YEAR 2000 DISCLOSURE

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions. The Company has not in any way been affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

As of the date of this filing, this risk has been a non-issue and neither the registrant nor any of its hardware or software suppliers has experienced any system failures or disruptions caused by the Year 2000 issue. To date, the Company has not incurred, and does not expect to incur, any material costs in remediating any potential Year 2000 problems. Most of the Company's equipment is not date-sensitive and thus not susceptible to Year 2000 issues. Any equipment that may be date-sensitive is new, and the architecture and design of its software was taken into account in all equipment purchases. Purchases have been and will continue to be limited to equipment from well-known and reputable hardware manufacturers.



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     During the first quarter of 2000, the Company was served with a lawsuit by Destiny Music (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised. The lawsuit is in the early stages of discovery and information is being provided by the various parties to validate or disaffirm the various positions espoused by the parties. In addition to PayForView, the suit also named Solid Disc Records; Solid Disc, Inc.; Street Solid Records, Inc.; Jay Warsinske, Marc Pitcher and Nic Meredith. The Company is providing a defense for Mr. Pitcher and Mr. Meredith, as they were officers of the corporation at the time of the disputed events. The Company denies the majority of the claims presented and believes that it has meritorious defenses on the primary claims.


ITEM 2.  CHANGES IN SECURITIES

     1. During the first quarter of 2000 the Company entered into two separate subscription agreements for the private placement of shares of the Company's Common Stock at a price of $1.50 per share. The Company received $1,215,000 from the sale of 810,000 shares under the terms of the first agreement on January 15th, 2000, and $4,200,000 from the sale of 2,800,000 shares under the terms of the second agreement dated January 21, 2000, for a total proceeds of $5,381,000, which is net of $34,000 of offering costs.

     2. During the first quarter of 2000, holders of $172,500 of convertible debentures exchanged such debentures for 6,900,000 shares of common stock pursuant to a Debenture Agreement dated June 25, 1999.

     3. In February 2000, the Company granted an aggregate of 3,000,000 shares to officers and consultants as equity based compensation. The shares were distributed and vested on that date.

     4. In March of 2000, the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 670,000 shares of its common stock (including a commission of 335,000 shares) and $100,000.

     5. In May of 2000, the Company made a strategic investment in Turn-key Entertainment LLC, a private development stage Delaware Corporation that is developing an on-line streaming media product that is synergistic with the Company's core business. The Company issued 2,000,000 shares of its restricted common stock and paid $1,400,000 in cash in exchange for 25% of the outstanding stock of Turn-key Entertainment LLC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PAYFORVIEW.COM CORP.


Date: August 8, 2000               By: /s/ Marc A. Pitcher
                                      Marc A. Pitcher,
                                      President & Director