Form 10QSB
period 2000-06-30
PAYFORVIEW COM CORP /NV/
filed 2000-08-18
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2000.

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

                        YES [X]    NO [ ]

    As of June 30, 2000:  59,357,727 shares of the Company's
Common Stock were issued and outstanding.

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

Condensed Consolidated Statement of Changes
in Stockholders' Equity                           F-4 - F-5

Condensed Consolidated Statements of
Cash Flows                                        F-6

Notes to Condensed Consolidated
Financial Statements                              F- 7 - F-11

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                        December 31,   June 30,
          ASSETS                        1999*          2000
                                                       (unaudited)

Current assets
 Cash and cash equivalents              $   342,004    $  1,916,673
 Prepaid expenses                            63,602          58,570
 Due from escrow agent                       -               49,602
                                        -----------    ------------
                                            405,606       2,024,845

Fixed assets, net                           351,780         468,341

Investment in Street Solid Records           10,000          10,000

Investment in Turnkey Entertainment               -       2,400,000

Intangible assets, net                       39,169          25,571

Capitalized website development costs                       291,072

Other assets                                      -         227,840
                                        -----------    ------------
                                        $   806,555    $  5,447,669
                                        ===========    ============


          LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIENCY)

Current liabilities
 Accounts payable                       $   261,368    $    242,429
 Liabilities from discontinued
  operations                                256,000         198,000
 Loan payable                             1,050,151               -
                                        -----------    ------------
                                          1,567,519         440,429
                                        -----------    ------------

Other Liabilities                           222,500               -

2% Series A Senior Convertible
 Redeemable Debentures                      172,500               -

Stockholders' equity (deficiency)
 Common stock
     Authorized, 100,000,000 common
     shares with a par value of $0.0001;
     issued and outstanding,
     43,397,727 and 59,357,727
     shares, respectively                     4,340           5,936
 Additional paid-in capital               8,594,637      19,472,874
 Deficit, accumulated during the
  development stage                      (9,754,941)    (14,471,570)
                                        -----------    ------------

                                         (1,155,964)      5,007,240
                                        -----------    ------------

                                        $   806,555    $  5,447,669
                                        ===========    ============


*Derived from audited financial statements.
The accompanying notes are an integral part of these statements.


                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three months Ended
                                                 June 30,
                                        ---------------------------
                                            1999           2000
                                        ------------   ------------

Costs and expenses
  Selling, general and administrative
   Expenses                             $   702,698    $   687,831
  Amortization of licenses and
   Goodwill                                  85,204          6,799
  Loss on impairment
  Interest expense                          333,333
  Interest income                            (8,084)       (40,812)
                                        -----------    -----------

     Total costs and expenses             1,113,151        653,818
                                        -----------    -----------

     Loss from continuing operations     (1,113,151)      (653,818)
                                        -----------    -----------

Discontinued operations (Street
 Solid Records)
     Loss from operations                  (534,360)             -
     Loss on disposal                             -              -
                                        -----------    -----------

Loss from discontinued operations          (534,360)             -
                                        -----------    -----------

Loss before extraordinary item           (1,647,511)      (653,818)

Extraordinary item - gain on
extinguishment of debt (Note D)                   -        200,151
                                        -----------    -----------

     NET LOSS                           $(1,647,511)   $  (453,667)
                                        ===========    ===========

Basic and diluted loss per share:
  Continuing operations                 $      (.07)   $      (.01)
  Discontinued operations                      (.04)             -
  Extraordinary item                              -              -
                                        -----------    -----------

Basic and diluted loss per share        $      (.11)   $      (.01)
                                        ===========    ===========

Weighted-average shares outstanding      15,518,457     58,606,958
                                        ===========    ===========


                                                                      Cumulative
                                                                      amounts from
                                             Six months Ended         April 6, 1998
                                                 June 30,             (inception) to
                                        ---------------------------   June 30,
                                            1999           2000       2000
                                        ------------   ------------   -------------

Costs and expenses
  Selling, general and administrative
   Expenses                             $ 1,013,131    $ 4,977,289    $  7,492,914
  Amortization of licenses and
   Goodwill                                 205,738         13,598         375,901
  Loss on impairment                      2,821,500                      4,247,022
  Interest expense                          334,795                        356,715
  Interest income                            (8,084)       (74,107)        (82,191)
                                        -----------    -----------    ------------

     Total costs and expenses             4,367,080      4,916,780      12,390,361
                                        -----------    -----------    ------------

     Loss from continuing operations     (4,367,080)    (4,916,780)    (12,390,361)
                                        -----------    -----------    ------------

Discontinued operations (Street
 Solid Records)
     Loss from operations                  (674,761)             -      (1,056,167)
     Loss on disposal                             -              -      (1,225,193)
                                        -----------    -----------    ------------

Loss from discontinued operations          (674,761)             -      (2,281,360)
                                        -----------    -----------    ------------

Loss before extraordinary item           (5,041,841)    (4,916,780)    (14,622,119)

Extraordinary item - gain on
extinguishment of debt (Note D)                   -        200,151         200,151
                                        -----------    -----------    ------------

     NET LOSS                           $(5,041,841)   $(4,716,629)   $(14,471,570)
                                        ===========    ===========    ============

Basic and diluted loss per share:
  Continuing operations                 $      (.29)   $      (.08)   $       (.51)
  Discontinued operations                      (.05)             -            (.09)
  Extraordinary item                              -              -               -
                                        -----------    -----------    ------------

Basic and diluted loss per share        $      (.34)   $      (.08)   $       (.60)
                                        ===========    ===========    ============

Weighted-average shares outstanding      14,865,914     56,193,606      24,426,661
                                        ===========    ===========    ============


The accompanying notes are an integral part of these statements.

                           Payforview.com Corp. and Subsidiaries
                             (formerly Sierra Gold Corporation)
                               (a development stage company)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

          Years ended December 31, 1999 and 1998 and six months ended June 30, 2000

                                                                 Deficit,
                                                                 accumulated
                          Common Stock issued     Additional     during the
                         ---------------------    paid-in        development
                           Number       Amount    capital        stage          Total
                         ----------     ------    ----------     -----------    -----------

Balance,
 April 6, 1998                    -    $     -    $        -     $         -    $         -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services      3,800,000        380        37,620               -         38,000
Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                 200,000         20           180               -            200
Capital stock of Voyager
 International Entertainment
 Inc. issued for cash       327,131         33       112,459               -        112,492
Net loss                                                            (275,528)      (275,528)
                         ----------     ------    ----------     -----------    -----------

Balance,
 December 31, 1998        4,327,131        433       150,259        (275,528)      (124,836)

Capital stock of
 Payforview.com Corp.
 at January 5, 1999       3,750,000        375           625               -          1,000
Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.       7,788,840        779           781                          1,560
Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission     1,500,000        150          (150)                             -
Cancellation of
 Voyager shares          (4,327,131)      (433)          433                              -
Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.            1,173,509        117     1,598,163                      1,598,280
Issuance of shares for
 acquisition of
 licenses and rights      1,102,500        110     3,067,290                      3,067,400
Issuance of shares for
 services                   122,000         12        77,824                         77,836
Issuance of shares for
 consulting services      1,800,000        180       652,320                        652,500
Issuance of shares for
 consulting services        333,333         33        49,967                         50,000
Issuance of shares for
 financial advisor
 services                 1,800,000        180     1,386,696                      1,386,876
Issuance of shares for
 acquisition of Software    200,000         20       291,980                        292,000
Issuance of shares for
 advertising                200,000         20        59,980                         60,000
Issuance of shares upon
 conversion of debt      22,837,005      2,284       825,216                        827,500
Allocation of proceeds
 of convertible debt to
 additional paid-in capital                          333,333                        333,333
Issuance of shares
 for cash                   540,540         55        99,945                        100,000
Shares held in escrow
 with attorney relating
 to debentures              250,000         25           (25)
Net loss                                                          (9,479,413)    (9,479,413)
                         ----------     ------    ----------     -----------    -----------

Balance,
 December 31, 1999       43,397,727      4,340     8,594,637      (9,754,941)    (1,155,964)
                         ----------     ------    ----------     -----------    -----------

                           Payforview.com Corp. and Subsidiaries
                             (formerly Sierra Gold Corporation)
                               (a development stage company)

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (continued)

   Years ended December 31, 1999 and 1998 and six months ended June 30, 2000 (unaudited)

                                                                 Deficit,
                                                                 accumulated
                          Common Stock issued     Additional     during the
                         ---------------------    paid-in        development
                           Number       Amount    capital        stage          Total
                         ----------     ------    ----------     -----------    -----------

Issuance of shares for
 cash, net of share
 issuance costs
 (unaudited)              2,800,000     $  361    $5,381,139     $         -    $ 5,381,500
Issuance of shares for
 convertible debt
 (unaudited)              6,900,000        690       171,810               -        172,500
Shares issued to
 officers and consultants
 for services (unaudited) 3,000,000        300     2,933,700               -      2,934,000
Shares issued for
 acquisition of MAS
 Acquisition Corporation
 (unaudited)                335,000         33            (2)              -             31
Shares issued for
 transaction costs for MAS
 Acquisition Corporation
 (unaudited)                335,000         34       375,166               -        375,200
Shares issued for
 investment in Turnkey
 Entertainment
 (unaudited)              2,000,000        200       999,800                      1,000,000
Proceeds from sale of
 1,280,000 shares of the
 1,500,000 shares held in
 escrow (unaudited)               -          -       899,602                        899,602
Cancellation of remaining
 escrow shares(unaudited)  (220,000)       (22)           22               -              -
Additional compensation
 for services performed
 (unaudited)                      -          -       117,000               -        117,000
Net loss for the six
 months ended June 30, 2000
 (unaudited)                      -          -             -      (4,716,629)    (4,716,629)
                         ----------     ------    ----------     -----------    -----------
Balance,
 June 30, 2000
 (unaudited)             59,357,727     $5,936   $19,472,874    $(14,471,570)   $ 5,007,240
                         ==========     ======    ==========     ===========    ===========


The accompanying notes are an integral part of this statement.

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Cumulative
                                                                      amounts from
                                              Six months ended        April 6, 1998
                                                  June 30,            (inception) to
                                        ---------------------------   June 30,
                                            1999           2000       2000
                                        ------------   ------------   -------------

Cash flows from operating activities
  Loss from continuing operations       $(4,367,080)   $(4,916,780)   $(12,390,361)
  Adjustments to reconcile net loss
   to cash used in operating activities
     Depreciation                             1,000          7,585          14,020
     Amortization of licenses
      and goodwill                          205,738         13,598         375,901
     Issuance of common stock
      for services and
      transaction costs                   2,888,612      3,426,231       8,329,931
     Noncash interest expense               333,333              -         333,333
     Changes in other operating
      assets and liabilities
       Prepaid expenses                     (14,274)       (44,968)       (108,570)
       Due from related party                 7,648              -               -
       Other assets                               -       (177,840)       (177,640)
       Increase in accounts payable         236,360        (18,939)        192,429
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of continuing
      operations                           (708,663)    (1,711,113)     (3,430,957)
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of discontinued
      operations                           (375,058)             -        (657,080)
                                        -----------    -----------    ------------

Cash flows from investing activities
  Payments for website costs                      -       (291,072)       (291,072)
  Payment of settlement costs relating
   to discontinued operations                     -        (58,000)        (58,000)
  Proceeds from sale of discontinued
   operations                                     -              -         250,000
  Investment in equity investee                   -     (1,400,000)     (1,400,000)
  Acquisition of fixed assets                (5,518)      (124,146)       (140,361)
                                        -----------    -----------    ------------

     Net cash used in investing
      activities                             (5,518)    (1,873,218)     (1,639,433)
                                        -----------    -----------    ------------

Cash flows from financing activities
  Issuance of common stock                        -      5,159,000       5,593,992
  Advances for common stock                       -              -               -
  Proceeds from loan payable                994,593              -       1,050,151
  Repayment of loan payable                 (59,418)             -               -
  Proceeds from convertible debenture       178,000              -       1,000,000
                                        -----------    -----------    ------------

     Net cash provided by
      financing activities                1,113,175      5,159,000       7,644,143
                                        -----------    -----------    ------------

     Net change in cash and
      cash equivalents
      during the period                      23,936      1,574,669       1,916,673

Cash and cash equivalents,
 beginning of period                              -        342,004               -
                                        -----------    -----------    ------------

Cash and cash equivalents,
 end of period                          $    23,936    $ 1,916,673    $  1,916,673
                                        ===========    ===========    ============

Supplemental disclosures of cash
 flow information:
  Cash paid during the period for
   Interest                             $     1,462    $         -    $     15,298
                                        ===========    ===========    ============

Supplemental disclosures of noncash,
 financing and investing activities (Note E)


The accompanying notes are an integral part of these statements.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Three and six months ended June 30, 1999 and 2000


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


Note B - BASIS OF PRESENTATION

Information in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 1999 and 2000 and the cumulative information from April 6, 1998 (inception) through June 30, 2000 is unaudited. The condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 and the cumulative amounts from April 6, 1998 (inception) through June 30, 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

       Three and six months ended June 30, 1999 and 2000


NOTE B (continued)

promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements filed on Form 8/KA on or about August 8, 2000. In the opinion of the Company's management, the June 30, 1999 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such financial statements. The results of operations for the three and six months ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


NOTE C - LOSS FROM IMPAIRMENT

In March 1999, the Company issued 1,012,500 common shares to Bacchus Entertainment Ltd. at a value of $2,821,500, as determined by the market price of shares of the Company's common stock, as consideration for the purchase of various rights and interests in feature films and motion picture productions. Management determined that the rights it purchased did not exist, and believes that the seller misrepresented the items available and breached the contract. Therefore, the full value of the consideration issued to Bacchus has been recorded as an impairment loss as of March 31, 1999. (See Note G-2.)


NOTE D - EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

As of December 31, 1999, the Company had notes outstanding aggregating $1,050,151 which were payable on demand. In May 2000, the Company settled this obligation through liquidation of approximately 1,280,000 shares of the 1,500,000 shares held by the trustee in connection with the Voyager acquisition (Note A). Such shares were sold to unrelated third parties for aggregate proceeds of $899,602, of which $850,000 were distributed to the holders of the loan payable and in payment of transaction costs. Proceeds from the sale of the above shares were recorded as additional paid-in capital during the three months ended June 30, 2000.

During the three months ended June 30, 2000, the Company recorded a gain on extinguishment of debt of $200,151, which has been reflected as an extraordinary item. The remaining 220,000 shares held in trust are the property of the Company and are not reflected as shares outstanding at June 30, 2000. The remaining proceeds from the sale of the shares of $49,602 are reflected on the balance sheet at June 30, 2000 as due from escrow agent.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

       Three and six months ended June 30, 1999 and 2000


NOTE E - SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
          FINANCING AND INVESTING ACTIVITIES

The significant noncash transactions for the six months ended
June 30, 1999 and 2000 were as follows:

     1. In January 1999, in order to complete the acquisition of Voyager, the Company issued 7,788,840 common shares, (and a commission of 1,500,000 shares). (See Note A.)

     2. In January 1999, the Company issued 1,173,509 common shares to acquire Street Solid. The value of the shares issued was estimated to be $1,598,280.

          In connection with such acquisition, liabilities assumed were $198,000.

     3. In March 1999, the Company issued 1,102,500 common shares valued at $3,067,400 towards the acquisition of licenses and rights.

     4. In April 1999, the Company issued 83,500 shares of common stock valued at $63,410 in exchange for services.

     5. In January 2000, holders of $172,500 of convertible debentures exchanged such debentures into 6,900,000 shares of the Company's common stock. (See Note F-2.)

     6. In February 2000, the Company issued an aggregate of 3,000,000 shares of common stock valued at $2,934,000 to officers and consultants. (See Note F-3.)

     7. In February 2000, the Company issued 335,000 shares in payment of transaction costs related to the MAS acquisition. (See Note F-4.)

     8. As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed during the six months ended June 30, 2000.

     9. In May 2000, the Company invested 2,000,000 shares as part of its investment in Turnkey Entertainment. (See
          Note F-5.)

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

       Three and six months ended June 30, 1999 and 2000


NOTE F - CERTAIN TRANSACTIONS

     1. Sale of Common Stock - On January 15, 2000, the Company entered into a stock subscription and option agreement with three unrelated third-party shareholders.
          Pursuant to this agreement, the Company sold 120,000 shares of stock to these investors at a price of $1.50 per share and provided the investors with an option to purchase up to a maximum of an additional 690,000 shares. The investors purchased an aggregate of 810,000 shares during January 2000, for proceeds of $1,215,000, of which $222,500 was paid in December 1999.

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

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

       Three and six months ended June 30, 1999 and 2000


NOTE F (continued)


     5. Investment in Turnkey Entertainment - On May 10, 2000, the Company made a strategic investment of $1,400,000 plus 2,000,000 shares of restricted common stock, which were valued at $1,000,000 based on the market price of the Company's common stock, to purchase a 25% interest in a company (controlled by a consultant of the Company), that is developing an on-line streaming media product that is synergistic with its core business.
          The Company has the right to participate in future financing by the investee.


NOTE G - SUBSEQUENT EVENTS

     1. On July 13, 2000, the Company's Board of Directors approved a stock option plan (the "Plan") and reserved 4 million shares of the Company's common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, the Company issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $.25 per share, based, as per the terms of the Plan, on the closing price on the day immediately preceding the issue date. These options vest over a three-year period and expire in July 2003.

     2. On August 3, 2000, the Company and Bacchus (and related entities) signed an agreement whereby 487,200 (of the aggregate of 1,012,500 shares originally issued) will be returned to the Company for cancellation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to us that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Formation of Company.

PayForView was organized on August 26, 1988, under the name
Sierra Gold Corporation and under the laws of the State of Nevada. PayForView had no operations at that time and as such was considered a development stage company.

PayForView commenced trading on the National Association of Securities Dealers (NASD) OTC Bulletin Board on December 21, 1998 under the trading symbol SIRG.

On January 4th, 1999 the name of PayForView was changed to PayForView.com under the trading symbol PAYV.

Description of Business.

PayForView headquartered in New York with satellite offices in Los Angeles, California and Vancouver, Canada, is an integrated online and offline content company that creates and acquires events and information-based programming and delivers such content on a pay-for-view and free basis. We produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). In this manner, we are able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence.

PayForView continues to enter into alliances with entertainment and technology companies that provide elements needed for the completion of PayForView's plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related programming.

PayForView.com Website.

Our website, hosted by SofTV, a leader in streaming media in the emerging Broadband E-Commerce market, provides users with a unique and vibrant interface. The core of the site is an embedded streaming media window, where the"primary" content, consisting of live events, archival entertainment and promos will be displayed. Surrounding the window is a selection of "parallel" content areas, where dynamic and compelling information, coincides with and enhances the primary content.
The beta version of the website was launched on April 26 when the Company offered its first boxing event.

PayForView's leading-edge technology allows video to house "triggers" whereby text, photos and images are seen at specific times when a trigger is released simultaneously to the streaming video. This innovative development is both interesting to the viewer and a benefit to sponsors.

Since the launch of our beta web site in April 2000, we have successfully broadcast an International Woman's Boxing Championship event, an Ultimate Fighting Championship event with a contract for at least two more, a live stand-up comedy event and two international soccer events including the USA Woman's soccer team vs. Norway game web-cast July 30th, 2000.

We will also acquire, distribute and sell filmed entertainment online and, through our Voyager Film Sales subsidiary, in the traditional manner through existing relationships with distributors and content providers.

Strategic Alliances.

PayForView has entered the marketplace through alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related footage.
This creates a vertical integration of entertainment-related products and Internet expertise, which will establish our base of operations and cash flow.

Technology Providers.

PayForView has aligned itself with various quality technology providers to provide essential streaming video, web casting and supporting services.

InterVu/Akami
InterVu (which was purchased by Akami in early 2000) is a streaming media service provider working to make the Internet a viable broadcast medium for entertainment, business and education.

Akami has the technical expertise and distributed server network to allow PayForView to reliably deliver programming via the Internet. Akami has developed proprietary technology that allows PayForView to manage broadcast streams in real time and gives PayForView access to critical information about its video database and streaming files.

With its own distributed broadcast network, Akami can provide
PayForView with reliable and efficient connectivity to the Internet using a premier Internet infrastructure built on a high-speed backbone and high speed links to the Internet.

SofTV
SofTV is a leading-edge Canadian-based Internet developer specializing in video streaming and interactive content based on broadcast applications. SofTV's patent pending technology allows website publishers to combine the emotional impact of video with the power of images, text and graphics. SofTV has created and also hosts PayForView's website.

Bandwidth Growth.

In order to view good quality film and video files over the Internet, subscribers will require a cable modem, DSL or greater bandwidth connection. Research indicates that cable companies will be the leading provider of residential broadband service. By 2004 the industry expects a total of 31.8 million North American subscribers with high bandwidth access.

The following table identifies current and expected trends in the adoption of high bandwidth Internet access. These high-end bandwidth users represent computer users with the capacity to use services provided by PayForView. (Source: Paul Kagen and Associates)


Year      Cable Modem    DSL Subscriber      Total High
          Users          Users               Bandwidth Users

1999       1,460,000       420,000            1.880,000
2000       3,600,000     2,400,000            6,000,000
2001       7,590,000     4,170,000           11,760,000
2002      12,950,000     7,090,000           20,040,000
2003      15,840,000    10,590,000           26,430,000
2004      18,980,000    12,910,000           31,890,000


A quickening pace of development in both technology and content available to users of the World Wide Web parallels this increase in Internet access speed. New technologies such as video and audio streaming enable the creation of new forms of content, combining aspects of traditional, narrowband web design (including text, graphics, and hyper-links) with the video-based production concepts of television. While this market is growing rapidly, it presently accounts for a small percentage of the Internet users online today. Accordingly, most companies involved in the development of technology and content for the Web are focusing on solutions that are intended to provide an acceptable experience for the predominant narrowband customer, while offering an improved version of the same experience to broadband users.

Bandwidth Islands.

In the marketplace, we have identified companies, which we describe as "Bandwidth Islands". These are organizations whose primary business is the sale and service of bandwidth and related services to end users, both residential and commercial. Each of these Islands has a built in subscriber base, and instant access through their database to the high bandwidth users which the PayForView is targeting.

In selling high bandwidth services to homes, one of the challenges faced by the Islands is content. Consumers, while attracted to the extra speed in Internet surfing possible with higher bandwidth, generally question the value of upgrading to higher bandwidth at higher cost when to date, there is not enough content on the net for which high bandwidth is required. By collecting content and creating and perfecting a delivery and tracking mechanism, PayForView will be able to offer the Islands the content with which they will be able to attract additional high band width customers, and keep the ones they have on line and on our subscriber list. Additionally, by retaining control of the content and delivery system, we intend to sell advertising during our programming, thus offering the Island an additional source of revenue.

Growth of Online Commerce.

The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including buying consumer goods, trading securities, paying bills and purchasing airline tickets. International Data Corporation estimates that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Websites, attract customers and facilitate transactions.

Growth of Internet Advertising.

The Web is evolving into an important medium for advertisers due to its interactive nature, global reach, rapidly growing audience and the expected increase in online commerce. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability.

We anticipate a significant increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $1.3 billion in 1998 to $10.4 billion in 2003, representing a 52% compounded annual growth rate. International online ad spending is expected to grow from $0.2 billion in 1998 to $4.7 billion in 2003, representing an 87% compounded growth rate. By comparison, Broadcasting & Cable estimates that $130 billion was spent in 1998 on traditional media advertising in the U.S., including television, radio, outdoor and print. Until recently, the leading Internet advertisers have been technology companies, search engines and Web publishers. However, many of the largest advertisers utilizing traditional media, including consumer products companies and automobile manufacturers, are expanding their use of online advertising. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

Driven by the growing online population, the rise in time spent online and increasing digital commerce adoption, online advertising revenues have surpassed outdoor advertising and will exceed spending for cable advertising. By 2003, roughly three-quarters of today's radio spending will be converted to Internet advertising.

Revenue Streams.

Although PayForView has a transaction/advertising revenue model it is unlike traditional websites that offer only one or two of these revenue streams. The Company has numerous methods to capitalize on its exclusive branding, image and content. PayForView.com will derive its revenue streams from the following sources:

     -Live Events

Users pay an online fee for a one-time viewing of select live event programming. Users pay a fee of $1.99 to $4.95 depending on the exclusivity of the event. For example, the Ultimate Fighting Championship event that PayForView offered on June 9, 2000 was only seen on our website and on Direct Broadcast Satellite (DBS). It was not on either network or cable television.

     -Archival Events

In the future, users will be charged an online transactional fee for a one-time viewing of an archived event program. The archival programming will consist of classic sports events, major boxing matches, films, comedy performances, etc. The charge for these events will range from $.49 to $1.99. These events are at the convenience of the viewers, at the time they wish to view them.

     -Advertising

Since PayForView.com is a very "sticky" site, one where a user resides for a lengthy period of time, advertisers will pay to have their advertising served and tracked on our web site. These advertisers will be on the web site the length of time users view either the free entertainment information, which might be upwards of a half hour, or a live event, which they will watch for several hours.

     -E-Commerce

Users may purchase merchandise specifically related to event programs, both live or archived from PayForView's e-commerce shop. Merchandise pertaining to our free entertainment and
sports information will also be offered.   PayForView is in
discussions to partner with several retailers that offer event related merchandise.

     -On-line Syndication

PayForView will capitalize on the lack of quality entertainment produced specifically for on-line viewing. At this time, there are a number of Internet companies who are streaming video who are in need of the type of programming PayForView is creating and acquiring. Our executive team, with experience and contacts in event production, see an excellent opportunity to become an on-line provider of video based events to emerging Internet based streaming media companies. The Company is well positioned as a one stop, turnkey provider of compelling, entertaining content.

     -Sales to traditional media

During the rollout of the Broadband universe, some of PayForView's acquired programming will be sold to traditional media such as DBS and cable television. This allows for revenue generation of a magnitude greater than the present Broadband universe allows.

     -VHS/DVD Sales

Since PayForView acquires programming, we will negotiate with international VHS/DVD distributors to release the product in brick-and-mortar and electronic commerce distribution avenues to gain additional revenue.

Competition.

Perhaps closest to our business model is www.centerseat.com.
Similar in design and concept, Center Seat offers a wide variety of online entertainment, but does not charge for online programming. The firm also does not deliver live events or offer chat room functionality. Moreover, Center Seat does not presently offer rich media advertising as does PayForView.

Kanakaris Wireless Inc., (OTC BB: KKRS) www.kanakaris.com offers online pay-per-view movies, downloadable books and related e-commerce.

House of Blues, www.hob.com offers live and archival music events that appear at the House of Blues venues and also offers related e-commerce.

PayForView's approach differs from the above through its diversification. By having an interest in sports and event alliances and a film production and sales division, PayForView is in a position to create revenue from non-Internet sources while also creating the content it intends to broadcast on the Internet. By including music, sports, comedy and other live events, and utilizing an imbedded video window, triggered parallel content and rich media advertising, PayForView is attempting to differentiate itself from its competitors.

Results of Operations.

General.

We are an integrated online and offline content company that creates and acquires events and information-based content and delivers such content on a pay-for-view and free basis. We produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). We have entered into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet related technical support, filmed or live programming, recorded music and sports related footage. This creates a vertical integration of entertainment-related products and Internet expertise, which will establish a base of operations and cash flow for us. We have not had any significant revenues from operations since purchasing Voyager Entertainment in 1999. We have incurred a cumulative net loss in our development stage of approximately $14.5 million as of June 30, 2000. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our web site, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the number of available subscribers who have access to high speed Internet connections, the costs associated with the streaming of video-based content over the Internet, our ability to recruit and retain advertising clients, and our ability to successfully provide viewers with compelling and entertaining event. We anticipate our operating activities will result in substantial net losses while in our development stage and expect losses to continue for a period of time once in our operational stage.

Three months ended June 30, 2000 as compared to three months ended June 30, 1999 and six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Revenues.

We had no revenues from operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

Selling, general and administrative expenses for the three months ended June 30, 2000 decreased to $687,821 from $702,698, a net decrease of $14,867 as compared to the three months ended June 30, 1999. The decrease of $239,000 in advertising and promotion was offset by an increase in consulting, management and professional fees of $136,000. The remaining increase of $89,000 is due to higher operating costs related to our move from Vancouver British Columbia to New York City.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $4,977,289 from $1,013,131, a net increase of $3,964,158 as compared to the six months ended June 30, 1999. The increase was primarily due to increases in personnel costs and consulting fees of $3,530,312 (of which $3,051,000 was non-cash equity based compensation), transaction costs relating to the MAS Acquisition of $475,000 (of which $375,000 was non-cash, equity based compensation), and $110,000 increase in professional fees offset by a decrease in advertising and promotion of $290,000. The increases in personnel costs, consulting and professional fees resulted from our web-design, marketing and content acquisition efforts. Advertising and promotion decreased during the six months ended June 30, 2000 due to our efforts being focused on the development of a new version of our web site which was in its beta test phase and therefore we spent less time and effort on advertising and marketing. Advertising and marketing costs incurred during the six months ended June 30, 1999 included $103,000 paid for the marketing of a live web cast from the Cannes film festival and approximately $180,000 in Investor relations, public relations and market research costs. The remaining increase of $139,000 is due to higher overhead costs relating to our move from Vancouver British Columbia to New York City.

Loss From Impairment:

We had a loss from impairment during the six months ended June 30, 1999 of $2,821,500 due to the fact that we had issued shares of our common stock in payment for certain deliverables that we subsequently became aware did not exist. There was no loss from impairment for the six months ended June 30, 2000.

Loss From Discontinued Operations:

During the three and six months ended June 30, 1999, our results of operations included approximately $140,000 and $675,000 respectively, of losses relating to Street Solid, a record label that we acquired on January 5, 1999. We disposed of 81% of Street Solid in October 1999, and therefore the results of operations during 1999 of Street Solid are accounted for as discontinued operations. There were no such discontinued operations during the three and six months ended June 30, 2000.

Interest income:

Interest income for the three and six months ended June 30, 2000 was $41,000 and $74,000,respectively, as compared to $8,000 for the three and six months ended June 30, 1999. This is due to larger cash and cash equivalents balances during the three and six months ended June 30, 2000 resulting from the net proceeds received by us from our private placements of shares of our common stock.

Interest expense:

Interest expense for the three and six months ended June 30, 1999 was $333,333 and $334,795, respectively, which was a result of a non-cash interest charge related to a convertible debenture agreement, whereby such debentures would be convertible into shares of our common stock at a 25% discount to the market price. Interest expense for the three and six months ended June 30, 2000 was zero.

Extraordinary Item:

During the three and six months ended June 30, 2000, we recorded a gain on extinguishment of debt of $200,151. This was due to a May 2000 settlement of $850,000 for a $1,000,000 debt.

Liquidity and Capital Resources.

Since inception through June 30, 2000, we had a deficit accumulated during the development stage of approximately $14.5 million and expect to continue to incur substantial operating losses for the next several years of our development stage. We have financed our operations primarily through private placements of our Common Stock. From inception to June 30, 2000 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million. Cash proceeds from the sale of our securities during January 2000 were approximately $5.4 million, including the $222,500 received in December 1999, compared to zero for the six months ended June 30, 1999.

We used net cash in operating activities of $1,711,000 for the six months ended June 30, 2000. Net Cash and cash equivalents used in operations for the six months ended June 30, 2000 consisted of the net loss of $4,867,178 less non cash items of $3,426,231, increases in prepaid expenses of $94,570, increases in other assets of $177,840 (which represented a security deposit on our new premises), and decreases in accounts payable of $18,939.

Net cash used in investing activities was $1,873,000 for the six months ended June 30, 2000. Investing activities included payments for website costs of $291,000, a settlement payment to the purchaser of Street Solid of $58,000, and a strategic equity investment of $1.4 million in a private company which is building an online product synergistic with our core business.

Net cash provided by financing activities was $5,159,000 for the six months ended June 30, 2000. Cash provided by financing activities in 2000 consisted of proceeds from the sale of common stock of $5,159,000. Cash provided by financing activities in 1999 consisted of proceeds from loans and advances.

Our capital funding requirements will depend on numerous factors, including the progress and magnitude of the our website development, marketing plans, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

We are likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We continue to explore and, as appropriate, will enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with us in exchange for marketing, distribution or other rights to our products and services. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected.



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


ITEM 2.  CHANGES IN SECURITIES

1. During the first quarter of 2000 we entered into two separate subscription agreements for the private placement of shares of our Common Stock at a price of $1.50 per share. We received $1,215,000 from the sale of 810,000 shares under the terms of the first agreement on January 15th, 2000, and $4,200,000 from the sale of 2,800,000 shares under the terms of the second agreement dated January 21, 2000, for a total proceeds of $5,381,000, which is net of $34,000 of offering costs.

2. During the first quarter of 2000, holders of $172,500 of convertible debentures exchanged such debentures for 6,900,000 shares of common stock pursuant to a Debenture
     Agreement dated June 25, 1999.

3. In February 2000, we granted an aggregate of 3,000,000 shares to officers and consultants as equity based compensation. The shares were distributed and vested on that date.

4. In March of 2000, we acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 670,000 shares of its common stock (including a commission of 335,000 shares) and $100,000.

5. In May of 2000, we made a strategic investment in Turn-key Entertainment LLC, a private development stage Delaware Corporation that is developing an on-line streaming media product that is synergistic with our core business. We issued 2,000,000 shares of our restricted common stock and paid $1,400,000 in cash in exchange for 25% of the outstanding stock of Turn-key Entertainment LLC.

6. On July 13, 2000, our Board of Directors approved a stock option plan ("the Plan") and reserved 4 million shares of our common stock to attract, motivate and retain individuals upon whose continued efforts the success of the company in large measure depends. On July 25th 2000, we issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. These options vest over a three-year period and expire in July 2003.


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


                       PAYFORVIEW.COM CORP.


Date: August 17, 2000              By: /s/ Marc A. Pitcher
                                      Marc A. Pitcher,
                                      President & Director