Form 10QSB
period 2000-09-30
PAYFORVIEW COM CORP /NV/
filed 2000-11-16
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2000.

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

                        YES [X]    NO [ ]

    As of September 30, 2000:  58,940,667 shares of the Company's
Common Stock were issued and outstanding.

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

Notes to Condensed Consolidated
Financial Statements                              F-7 - F-11

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                        December 31,   September 30,
          ASSETS                        1999*          2000
                                                       (unaudited)

Current assets
 Cash and cash equivalents              $   342,004    $  1,170,812
 Prepaid expenses                            63,602           6,500

                                        -----------    ------------
                                            405,606       1,177,312

Fixed assets, net                           351,780         452,231

Investment in Street Solid Records           10,000          10,000

Deferred offering costs                           -         600,000

Intangible assets, net                       39,169         100,276

Capitalized website development costs                       282,783

Other assets                                      -         177,840
                                        -----------    ------------
                                        $   806,555    $  2,800,442
                                        ===========    ============


          LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIENCY)

Current liabilities
 Accounts payable                       $   261,368    $    225,727
 Liabilities from discontinued
  operations                                256,000         325,000
 Loan payable                             1,050,151               -
                                        -----------    ------------
                                          1,567,519         550,727
                                        -----------    ------------

Other Liabilities                           222,500               -

2% Series A Senior Convertible
 Redeemable Debentures                      172,500               -

Stockholders' equity (deficiency)
 Common stock
     Authorized, 100,000,000 common
     shares with a par value of $0.0001;
     issued and outstanding,
     43,397,727 and 58,940,667
     shares, respectively                     4,340           5,894
 Additional paid-in capital               8,594,637      20,164,273
 Deficit, accumulated during the
  development stage                      (9,754,941)    (17,920,452)
                                        -----------    ------------
Stockholders' equity (deficiency)        (1,155,964)      2,249,715
                                        -----------    ------------
                                        $   806,555    $ 2,800,442
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


                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three months Ended
                                               September 30,
                                        ---------------------------
                                            1999           2000
                                        ------------   ------------
                                        (As Restated)

Costs and expenses
  Selling, general and administrative
   Expenses                             $   258,720    $   880,812
  Amortization of licenses and
   Goodwill                                 114,846         63,503
  Loss on impairment                      1,386,876
  Interest expense                           14,095
  Interest income                                          (22,433)
                                        -----------    -----------

     Total costs and expenses             1,774,537       (921,882)
                                        -----------    -----------

     Loss from continuing operations     (1,774,537)      (921,882)
                                        -----------    -----------

Discontinued operations (Street
 Solid Records)
     Loss from operations                   356,439              -
     Loss on disposal                             -        127,000
                                        -----------    -----------

Loss from discontinued operations          (356,439)      (127,000)
                                        -----------    -----------

     Net Loss                           $(2,130,976)   $(1,048,882)
                                        ===========    ===========

Basic and diluted loss per share:
  Continuing operations                 $      (.10)   $      (.02)
  Discontinued operations                      (.02)             -

                                        -----------    -----------

Basic and diluted loss per share        $      (.12)   $      (.02)
                                        ===========    ===========

Weighted-average shares outstanding      17,394,539     59,153,730
                                        ===========    ===========


                                                                      Cumulative
                                                                      amounts from
                                             Nine months Ended        April 6, 1998
                                                September 30,         (inception) to
                                        ---------------------------   September 30,
                                            1999           2000       2000
                                        ------------   ------------   -------------
                                        (As Restated)

Costs and expenses
  Selling, general and administrative
   Expenses                             $ 1,271,851    $ 5,858,101    $  8,373,726
  Amortization of licenses and
   Goodwill                                 320,584         77,101         439,404
  Loss on impairment                      4,208,376                      4,247,022
  Investment expense                                     2,400,000       2,400,000
  Interest expense                          340,806                        348,631
  Interest income                                          (96,540)        (96,540)
                                        -----------    -----------    ------------

                                          6,141,617      8,238,662      15,712,243
                                        -----------    -----------    ------------

     Loss from continuing operations     (6,141,617)    (8,238,662)    (15,712,243)
                                        -----------    -----------    ------------

Discontinued operations (Street
 Solid Records)
     Loss from operations                 1,031,200              -       1,056,167
     Loss on disposal                             -        127,000       1,352,193
                                        -----------    -----------    ------------

Loss from discontinued operations        (1,031,200)      (127,000)     (2,408,360)

                                        -----------    -----------    ------------

Loss before extraordinary item           (7,172,817)    (8,365,662)    (18,120,603)

Extraordinary item - gain on
extinguishment of debt (Note E)                   -       (200,151)       (200,151)
                                        -----------    -----------    ------------

     Net Loss                           $(7,172,817)   $(8,165,511)   $(17,920,452)
                                        ===========    ===========    ============

Basic and diluted loss per share:
  Continuing operations                 $      (.38)   $      (.18)   $       (.63)
  Discontinued operations                      (.07)             -            (.10)
  Extraordinary item                              -            .01             .01
                                        -----------    -----------    ------------

Basic and diluted loss per share        $      (.45)   $      (.17)   $       (.72)
                                        ===========    ===========    ============

Weighted-average shares outstanding      15,784,137     47,507,480      25,023,527
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

               Period from April 6, 1998 (inception) through September 30, 2000

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

                           Payforview.com Corp. and Subsidiaries
                             (formerly Sierra Gold Corporation)
                               (a development stage company)

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (continued)

          Period from April 6, 1998 (inception) to September 30, 2000 (unaudited)

                                                                 Deficit,
                                                                 accumulated
                          Common Stock issued     Additional     during the
                         ---------------------    paid-in        development
                           Number       Amount    capital        stage          Total
                         ----------     ------    ----------     -----------    -----------

Issuance of shares for
 cash, net of share
 issuance costs
 (unaudited)              3,610,000     $  361    $5,381,139     $         -    $ 5,381,500
Issuance of shares for
 convertible debt
 (unaudited)              6,900,000        690       171,810               -        172,500
Shares issued to
 officers and consultants
 for services (unaudited) 3,000,000        300     2,933,700               -      2,934,000
Shares issued for
 acquisition of MAS
 Acquisition Corporation
 (unaudited)                335,000         33            (2)              -             31
Shares issued for
 transaction costs for MAS
 Acquisition Corporation
 (unaudited)                335,000         34       375,166               -        375,200
Shares issued for
 investment in Turnkey
 Entertainment
 (unaudited)              2,000,000        200       999,800                      1,000,000
Proceeds from sale of
 1,280,000 shares of the
 1,500,000 shares held in
 escrow (unaudited)               -          -       899,602                        899,602
Cancellation of remaining
 escrow shares(unaudited)  (220,000)       (22)           22               -              -
Additional compensation
 for services performed
 (unaudited)                      -          -       117,000               -        117,000
Warrants issued for commitment
 Fees (unaudited)                                    600,000                        600,000
Stock options issued for
 Services (unaudited)                                 91,357                         91,357
Cancellation of partial shares
 Related to Bacchus        (417,060)       (42)           42
Net loss for the nine
 months ended September 30, 2000
 (unaudited)                      -          -             -      (8,165,511)    (8,165,511)
                         ----------     ------    ----------     -----------    -----------
Balance,
 September 30, 2000
 (unaudited)             58,940,667     $5,894   $20,164,273    $(17,920,452)   $ 2,249,715
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

                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Cumulative
                                                                      amounts from
                                             Nine months ended        April 6, 1998
                                                September 30,         (inception) to
                                        ---------------------------   September 30,
                                            1999           2000       2000
                                        ------------   ------------   -------------
                                        (As Restated)

Cash flows from operating activities
  Loss from continuing operations       $(6,141,617)   $(8,238,662)   $(15,712,243)
  Adjustments to reconcile net loss
   to cash used in operating activities
     Depreciation                             1,319         68,664          75,099
     Amortization of licenses
      and goodwill                          320,584         20,410         382,713
     Issuance of common stock
      for services and
      transaction costs                   4,351,204      3,517,588       8,421,288
     Noncash investment expense                          2,400,000       2,400,000
     Noncash interest expense               333,333              -         333,333
     Changes in other operating
      assets and liabilities
       Prepaid expenses                     (22,535)         7,102         (56,500)
       Due from related party                 7,648              -               -
       Other assets                               -       (127,840)       (127,640)
       Accounts payable                     479,678        (35,641)        175,727
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of continuing
      operations                           (670,386)    (2,388,379)     (4,108,223)
                                        -----------    -----------    ------------

     Net cash used in operating
      activities of discontinued
      operations                           (606,764)             -        (657,080)
                                        -----------    -----------    ------------

Cash flows from investing activities
  Payments for website costs                      -       (306,072)       (306,072)
  Payment of settlement costs relating
   to sale of discontinued operations             -        (58,000)        (58,000)
  Payment for licenses and rights                          (81,517)        (81,517)
  Proceeds from sale of discontinued
   operations                                     -              -         250,000
  Investment in Turnkey Entertainment LLC         -     (1,400,000)     (1,400,000)
  Acquisition of fixed assets               (10,195)      (145,826)       (162,041)
                                        -----------    -----------    ------------

     Net cash used in investing
      activities                            (10,195)    (1,991,415)     (1,757,630)
                                        -----------    -----------    ------------

Cash flows from financing activities
  Issuance of common stock                  100,000      5,208,602       5,643,594
  Proceeds from loan payable              1,046,463              -       1,050,151
  Repayment of loan payable                 (59,418)             -               -
  Proceeds from convertible debenture       200,000              -       1,000,000
                                        -----------    -----------    ------------

     Net cash provided by
      financing activities                1,287,345      5,208,602       7,693,745
                                        -----------    -----------    ------------

     Net change in cash and
      cash equivalents
      during the period                           -        828,808       1,170,812

Cash and cash equivalents,
 beginning of period                              -        342,004               -
                                        -----------    -----------    ------------

Cash and cash equivalents,
 end of period                          $         -    $ 1,170,812    $  1,170,812
                                        ===========    ===========    ============

Supplemental disclosures of cash
 flow information:

  Cash paid during the period for
   interest                             $     1,462    $         -    $     15,298
                                        ===========    ===========    ============

Supplemental disclosures of noncash financing and investing activities (Note F)


The accompanying notes are an integral part of these statements.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Three and Nine months ended September 30, 1999 and 2000
                          (unaudited)


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

The Company is considered a development stage company as its planned principal operations have not yet commenced. Presently, the Company is developing an Internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis. The company is also developing certain offline business opportunities.


NOTE B - BASIS OF PRESENTATION

Information in the accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 and the cumulative amounts from April 6, 1998 (inception) through September 30, 2000 is unaudited and has been prepared in accordance with accounting principles generally acceptable in the United States of America applicable to interim financial information and the rules and regulations

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Three and Nine months ended September 30, 1999 and 2000
                          (unaudited)


NOTE B (continued)

promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements included in its Form 8/KA, as amended, filed with the Securities and Exchange Commission on or about October 25, 2000. In the opinion of the Company's management, the September 30, 1999 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of such financial statements (See Note C). The results of operations for the three and nine months ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


Note C - RESTATEMENT OF SEPTEMBER 30, 1999 INTERIM FINANCIAL
          STATEMENTS(UNAUDITED)


The previously reported financial information for the three and nine months ended September 30, 1999 have been restated to reflect the effect of adjustments that were recorded as of December 31, 1999.


NOTE D - LOSS FROM IMPAIRMENT

In March 1999, the Company issued 1,012,500 common shares to Bacchus Entertainment Ltd. at a value of $2,821,500, as determined by the market price of shares of the Company's common stock, as consideration for the purchase of various rights and interests in feature films and motion picture productions. Management determined that the rights it purchased did not exist, and believes that the seller misrepresented the items available and breached the contract. Therefore, the full value of the consideration issued to Bacchus has been recorded as an impairment loss as of March 31, 1999. (see note H-7)

In August 1999, the Company issued an aggregate of 1,800,000 shares to an investment banker in exchange for financial advisory services. The shares were issued in anticipation of services which were never received. The Company and the investment banker signed mutual release of liabilities and obligations in March 2000. The value of these shares which has been determined to be $1,386,876 has been charged to operations as a loss from impairment during the three months ended September 30, 1999.


NOTE E - EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

As of December 31, 1999, the Company had notes outstanding aggregating $1,050,151 which were payable on demand. In May 2000, the Company settled this obligation through liquidation of approximately 1,280,000 shares of the 1,500,000 shares held by the trustee in connection with the Voyager acquisition (Note A). Such shares were sold to unrelated third parties for aggregate proceeds of $899,602, of which $850,000 were distributed to the holders of the loan payable and in payment of transaction costs. The remaining proceeds from the sale of the above shares, which was $49,602 were recorded as additional paid-in- capital during the three and the nine months ended September 30, 2000.

In May 2000, the Company recorded a gain on extinguishment of debt of $200,151, which has been reflected as an extraordinary gain. The remaining 220,000 shares held in trust are the property of the Company and are not reflected as shares outstanding at September 30, 2000.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Three and Nine months ended September 30, 1999 and 2000
                          (unaudited)


NOTE F - SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
          INVESTING ACTIVITIES

The significant noncash transactions for the nine months ended
September 30, 1999 and 2000 were as follows:

     1. In January 1999, in order to complete the acquisition of Voyager, the Company issued 7,788,840 common shares, (and a commission of 1,500,000 shares). (See Note A.)

     2. In January 1999, the Company issued 1,173,509 common shares to acquire Street Solid. The value of the shares issued was estimated to be $1,598,280.

          In connection with such acquisition, liabilities assumed were $198,000. (see note I)

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

     8. In May 2000, the Company invested 2,000,000 shares which were valued at $1,000,000, as part of its investment in Turnkey Entertainment LLC.
          This investment was subsequently written down to zero as of June 30, 2000 (See Note H-5)

     9. As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed through June 30, 2000. No additional compensation was required to be recorded during the three months ended September 30, 2000.

     10. In August 2000, the Company issued 2,000,000 warrants as a commitment fee which the Company has valued at $600,000 and has been recorded as deferred offering costs as of September 30, 2000.

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Three and Nine months ended September 30, 1999 and 2000
                           (unaudited)

NOTE G - LOSS PER SHARE

     For the three and nine month periods ended September 30, 2000 an aggregate of 2,275,000 stock options and warrants were excluded from the calculation of loss per share since their effect would be antidilutive. During the three and nine month periods ended September 30, 1999, no potential common shares, were outstanding.


NOTE H - CERTAIN TRANSACTIONS

     1. Sale of Common Stock - On January 15, 2000, the Company entered into a stock subscription and option agreement with three unrelated third-party shareholders.
          Pursuant to this agreement, the Company sold 120,000 shares of stock to these investors at a price of $1.50 per share and provided the investors with an option to purchase up to a maximum of an additional 690,000 shares. The investors purchased an aggregate of 810,000 shares during January 2000, for proceeds of $1,215,000, of which $222,500 was collected in December 1999.

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

             Payforview.com Corp. and Subsidiaries
               (formerly Sierra Gold Corporation)
                 (a development stage company)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Three and Nine months ended September 30, 1999 and 2000
                           (Unaudited)


NOTE H (continued)

     5. Investment in Turnkey Entertainment - On May 10, 2000, the Company made a strategic investment of $1,400,000 plus 2,000,000 shares of restricted common stock, which were valued at $1,000,000 based on the market price of the Company's common stock, to purchase a 25% interest in a company (controlled by a consultant of the Company), that is developing an on-line streaming media product that is synergistic with its core business.
          The Company has the right to participate in future financing by the investee. A consultant of the Company owns the remaining 75% interest. The investee had no operations through September 30, 2000 other than the Company's investment and had cash available of $1,345,263.

          Since the Company neither manages nor controls the investee, which remains in the development stage and has no significant operations to date, the investment was charged to expense in accordance with generally accepted accounting principles.

     6. On July 13, 2000, the Company's Board of Directors approved a stock option plan (the "Plan") and reserved 4 million shares of the Company's common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, the Company issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $.25 per share, based, as per the terms of the Plan, on the closing price on the day immediately preceding the issue date. These options vest at a rate of 25% immediately with the remainder vesting over a three-year period and expire in July 2003.

          These individuals have been determined to be non-employees under APB-25. Therefore, the Company estimated the fair value as of September 30, 2000 using the Black-Scholes pricing model and recorded the fair value compensation of $91,367 during the three and nine months ended September 30, 2000. The remaining compensation will be measured as of each reporting period and recognized over the vesting period.

     7. On August 3, 2000, the Company and Bacchus (and related entities) signed an agreement whereby on August 17, 2000, 417,060 of the aggregate of 1,012,500 shares of common stock originally issued were returned to the Company for cancellation and are not included in shares outstanding.


     8. On August 31,2000 the Company entered into an agreement with an investment bank to register and underwrite shares of its common stock with an aggregate market value not to exceed 40,000,000 which will be offered sale to the public. In connection with such agreement, the Company was obligated to issue warrants to purchase 2,000,000 shares of common stock to such investment bank, at an exercise price of $.28 per share, subject to adjustment under certain conditions. These warrants remain the property of the investment bank, whether or not the registration and proposed sale of shares to the public is completed. The agreement also provides for additional warrants to be issued to the investment bank upon achieving certain milestones in the registration process. The company issued such warrants on August 31, 2000 and valued such warrants at $600,000 based on a Black-Scholes pricing model, and included these warrants in deferred offering costs.


NOTE I - SUBSEQUENT EVENTS

On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music for $325,000 subject to adjustment to $350,000. Amounts are payable in cash and the Company's stock. A liability of $198,000 had been assumed by the Company in connection with its purchase of Street Solid. Accordingly, an additional $127,000 was recorded as additional loss from discontinued operations during the three months ended September 30, 2000.


                               F-11



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

This Quarterly Report on Form 10-QSB contains certain forward looking statements and information relating to us that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

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

Description of Business.

PayForView, headquartered in New York with satellite offices in Los Angeles, California and Vancouver, Canada, is an integrated online and offline content company that creates and acquires events and information-based programming and delivers such content on a pay-for-view and free basis. We produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). In this manner, we are able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence.

PayForView continues to enter into alliances with entertainment and technology companies that provide elements needed for the completion of PayForView's plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related programming.

PayForView.com Website.

Our website, hosted by SofTV, a leader in streaming media in the emerging Broadband E-Commerce market, provides users with a unique and vibrant interface. The core of the site is an embedded streaming media window, where the"primary" content, consisting of live events, archival entertainment and promos will be displayed. Surrounding the window is a selection of "parallel" content areas, where dynamic and compelling information, coincides with and enhances the primary content.
The beta version of the website was launched on April 26, 2000, when the Company offered its first boxing event.

PayForView's leading-edge technology allows video to house "triggers" whereby text, photos and images are seen at specific times when a trigger is released simultaneously to the streaming video. This innovative development is both interesting to the viewer and a benefit to sponsors.

Since the launch of our beta web site in April 2000, we have successfully broadcast an International Woman's Boxing Championship event, an Ultimate Fighting Championship event with a contract for at least two more, a live stand-up comedy event and two international soccer events including the USA Woman's soccer team vs. Norway game web-cast on July 30, 2000.

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

Bandwidth Islands.

In the marketplace, we have identified companies, which we describe as "Bandwidth Islands". These are organizations whose primary business is the sale and service of bandwidth and related services to end users, both residential and commercial. Each of these Islands has a built in subscriber base, and instant access through their database to the high bandwidth users which PayForView is targeting.

In selling high bandwidth services to homes, one of the challenges faced by the Islands is content. Consumers, while attracted to the extra speed in Internet surfing possible with higher bandwidth, generally question the value of upgrading to higher bandwidth at higher cost when to date, there is not enough content on the net for which high bandwidth is required. By collecting content and creating and perfecting a delivery and tracking mechanism, PayForView will be able to offer the Islands the content with which they will be able to attract additional high band width customers, and keep the ones they have on our subscriber list. Additionally, by retaining control of the content and delivery system, we intend to sell advertising during our programming, thus offering the Island an additional source of revenue.

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

Driven by the growing online population, the rise in time spent online and increasing digital commerce adoption, online advertising revenues have surpassed outdoor advertising and we anticipate will exceed spending for cable advertising.

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

Competition.

Perhaps closest to our business model is www.centerseat.com. Similar in design and concept, Center Seat offers a wide variety of online entertainment, but does not charge for online programming. Center Seat also does not deliver live events or offer chat room functionality. Moreover, Center Seat does not presently offer rich media advertising as does PayForView.

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

Results of Operations.

General.

We are an integrated online and offline content company that creates and acquires events and information-based content and delivers such content on a pay-for-view and free basis. We produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). We have entered into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet related technical support, filmed or live programming, recorded music and sports related footage. This creates a vertical integration of entertainment-related products and Internet expertise, which will establish a base of operations and cash flow for us. We have not had any significant revenues from operations since purchasing Voyager Entertainment in 1999. We have incurred a cumulative net loss in our development stage of approximately $17.9 million as of September 30, 2000. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our website, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the number of available subscribers who have access to high speed Internet connections, the costs associated with the streaming of video-based content over the Internet, our ability to recruit and retain advertising clients, and our ability to successfully provide viewers with compelling and entertaining events. We anticipate our operating activities will result in substantial net losses while in our development stage and expect losses to continue for a period of time once in our operational stage.

Three months ended September 30, 2000 as compared to three months ended September 30, 1999 and nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Revenues.

We had no revenues from operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $880,812 from $258,720, a net increase of $622,092 as compared to the three months ended September 30, 1999. The increase includes $91,000 of equity-based compensation and additional consulting and personnel costs for the reasons discussed below.

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $5,858,101 from $1,271,851 a net increase of $4,586,250 as compared to the nine months ended September 30, 1999. The increase was primarily due to increases in personnel costs and consulting fees of $3,860,630 (of which $3,025,357 was non-cash equity based compensation), transaction costs relating to the MAS Acquisition of $475,000 (of which $375,000 was non-cash, equity based compensation), and $186,000 increase in professional fees offset by a decrease in advertising and promotion of $379,000. The increases in personnel costs, consulting and professional fees resulted from our web-design, marketing and content acquisition efforts. Advertising and promotion decreased during the nine months ended September 30, 2000 due to our efforts being focused on the development of a new version of our web site which was in its beta test phase and therefore we spent less time and effort on advertising and marketing. Advertising and marketing costs incurred during the nine months ended September 1999 included $103,000 paid for the marketing of a live web cast from the Cannes film festival. The remaining increase is due to higher overhead costs relating to our move from Vancouver British Columbia to New York City.

Loss From Impairment

We had losses from impairment during the three and nine months ended September 30, 1999 of $1,386,876 and $4,208,376 due to the fact that we had issued shares of our common stock in payment for certain deliverables that we subsequently became aware did not exist. There were no losses from impairment for the three and nine months ended September 30, 2000.

Loss From Discontinued Operations:

During the three and nine months ended September 30, 1999, our results of operations included approximately $356,439 and $1,031,200 respectively, of losses relating to Street Solid, a record label that we acquired on January 5, 1999. We disposed of 81% of our interest in Street Solid in October 1999, and therefore the results of operations during 1999 of Street Solid are accounted for as discontinued operations. During the three and nine months ended September 30, 2000 we charged an additional $127,000 to discontinued operations to record settlement of litigation that arose as a result of Street Solid.

Interest Income:

Interest income for the three and nine months ended September 30, 2000 was $22,433 and $96,540,respectively, as compared to zero for the three and nine months ended September, 1999. This is due to larger cash and cash equivalents balances during the three and six months ended September 30, 2000 resulting from the net proceeds received by us from our private placements of shares of our common stock.

Investment Expense:

Investment expense during the nine months ended September 30, 2000 represents a write-down of the Company's investment in Turnkey Entertainment LLC.

Interest Expense:

Interest expense for the three and nine months ended September 30, 1999 was $14,095 and $340,806, respectively, of which $333,333 was a result of a non-cash interest charge related to a convertible debenture agreement, whereby such debentures would be convertible into shares of our common stock at a 25% discount to the market price. Interest expense for the three and nine months ended September 30, 2000 was zero.

Extraordinary Item:

During the nine months ended September 30, 2000, we recorded a gain on extinguishment of debt of $200,151. This was due to a May 2000 settlement of $850,000 for a $1,050,151 debt. The
Settlement was during the second quarter of 2000.

Liquidity and Capital Resources.

Since inception through September 30, 2000, we had a deficit accumulated during the development stage of approximately $17.9 million and expect to continue to incur substantial operating losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to September 30, 2000 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million. Cash proceeds from the sale of our securities during the nine months ended September 30,2000 were approximately $5.6 million, including the $222,500 received in December 1999, compared to zero for the nine months ended September 30, 2000.

We used net cash in operating activities of $2,388,379 for the nine months ended September 30, 2000. Net cash and cash equivalents used in operations for the nine months ended September 30, 2000 consisted of the net loss from continuing operations of $8,238,662 less non cash items of $6,013,764, decrease in prepaid expenses of $7,102, increases in other assets of $127,840 (which represented primarily of a security deposit on our new premises), and decrease in accounts payable of $35,641.

Net cash used in investing activities was $1,991,415 for the nine months ended September 30, 2000. Investing activities included payments for website costs of $306,072, a settlement payment to the purchaser of Street Solid of $58,000, fixed assets additions fo $146,000 and a strategic equity investment of $1.4 million in a private company which is building an online product synergistic with our core business and payment for licenses and rights $81,517.

Net cash provided by financing activities was $5,208,602 for the nine months ended September 30, 2000. Cash provided by financing activities in 2000 consisted of proceeds from the sale of common stock of $5,208,602.

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



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On November 8, 2000 the Company settled a previously-filed lawsuit with Destiny Music, Inc. for $325,000, of which $198,000 was previously recorded on the financial statements of the Company. As of September 30, 2000 the Company recorded $127,000 of expense.


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

6. On July 13, 2000, our Board of Directors approved a stock option plan ("the Plan") and reserved 4 million shares of our common stock to attract, motivate and retain individuals upon whose continued efforts the success of the company in large measure depends. On July 25th 2000, we issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. These options vest at a rate of 25% immediately with the remainder over a three year period and expire July 2003.

7. On August 31, 2000 the Company entered into an agreement with an investment bank to register and underwrite shares of its common stock with an aggregate market value not to exceed $40,000,000 to the general public. The company is obligated to issue warrants to purchase 2,000,000 shares of common stock to the investment bank, whether or not the registration and proposed sale of shares to the public is completed. The Company is also obligated to issue additional warrants to the investment bank upon achieving certain milestones in the registration process. The company recorded such warrants at $600,000 which is included in deferred offering costs.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Report on Form 8-K, dated October 25, 2000



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PAYFORVIEW.COM CORP.


Date: November 14, 2000               By: /s/ Marc A. Pitcher
                                      Marc A. Pitcher,
                                      President & Director