Form 10KSB
period 2000-12-31
PAYFORVIEW COM CORP /NV/
filed 2001-03-29
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549
 ---------------------
 FORM 10-KSB
 ---------------------

 Annual Report Pursuant to Section 13 or 15(d) of the
 Securities and Exchange Act of 1934
 for the Fiscal Year ended December 31, 2000

 ---------------------

 PAYFORVIEW.COM CORP.
 (Exact name of registrant as specified in its charter)

 ------------------------------------------------------

 Commission File Number: 0-27161

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

 ------------------

 Securities registered under Section 12(b) of the Act:

 NONE

 Securities registered under Section 12(g) of the Act:

 $0.0001 PAR VALUE COMMON STOCK
 (Title of Class)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES [X]    NO [ ]


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 22, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,283,347.

           1. As of March 22, 2001, the Company had approximately
          61,190,667 shares of Common Stock issued and outstanding.

 PAYFORVIEW.COM CORP.

 FORM 10-KSB

 For the fiscal year ended December 31, 2000

 TABLE OF CONTENTS


Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submissions of matters to a vote of security holders

Item 5.  Market for Common Equities and Related Stockholder
          Matters

Item 6. Managements Discussion and Analysis or Plan of Operations

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

 PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     PayForView.com is an integrated on-line and off-line entertainment, advertising and design company with broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the website in April of 2000, PayForView.com has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also uses its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owns several other interests. Turn-Key Entertainment, (in which the company owns a 25% interest) is building an on-line, pay-per-view industry product that is synergistic with the Company's core business. Voyager International Entertainment, a wholly owned subsidiary of the Company, develops and packages motion picture projects for production. Voyager Film Sales, a wholly owned subsidiary of the Company, is our foreign sales division for these projects. We intend to produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television).
In this manner, we will be able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence of old media with new media.

     We continue to enter into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing
Internet-related technical support, filmed or live programming, recorded music and sports related programming.

     Our executive offices are located at 509 Madison Avenue, Suite 1610, New York, New York 10022, and our telephone number is
(212) 605-0150.

PayForView.com Website.

     Our website, hosted by SofTV, a leader in streaming media in the emerging broadband E-Commerce market, provides users with a unique and vibrant interface. The core of the site is an embedded streaming media window, where the "primary" content, consisting of live events, archival entertainment and promos will be displayed. Surrounding the window is a selection of "parallel" content areas, where dynamic and compelling information coincides with and enhances the primary content. The beta version of the website was launched on April 26, 2000, when we offered our first boxing event.

     Our leading-edge technology allows video to contain
"triggers" whereby text, photos and images are seen at specific times when a trigger is released simultaneously to the streaming video. This innovative development is both interesting to the viewer and a benefit to sponsors.

     Since the launch of our beta website in April 2000, we have broadcast an International Woman's Boxing Championship event, two Ultimate Fighting Championship events with a contract for at least one more, a live stand-up comedy event and two international soccer events including the USA Woman's soccer team vs. Norway match, web-cast July 30, 2000. Since our site was in development mode, we did not generate any revenue from these events, but rather used the experience of presenting on-line events to hone our streaming media skills and test the flexibility and robustness of our technology.

     We will also acquire, distribute and sell filmed entertainment online and, through our Voyager Film Sales subsidiary, in the traditional manner through existing relationships with distributors and content providers.

EndureAd Rich Media Advertising Product

     In January 2001, we launched a new rich and streaming media product aimed at the advertising industry. Based on the proprietary template we designed for our own entertainment destination website, the core of the endureAd template is an embedded video and rich-media window, placed prominently in the center of the screen for greatest visual impact. Surrounding this window are "parallel" content areas, in which the supporting text and graphics triggered by the video or rich-media is shown. Additionally, each parallel content area can be independently programmed to be interactive, either through links to additional information or user interaction with the ad. The lower areas of the screen support text based links to allow the viewer to read related text and seek further information, all while never leaving or altering the look of the screen. The template is designed to be replicated a number of times while allowing for a great amount of creativity for advertising agencies and their clients.

     We are actively marketing this product to advertising agencies and their clients, content delivery networks, ("CDNs") direct e-mail marketing companies and on-line rich media advertising design and service companies. While traditional on-line advertising, consisting of static ads such as banners, has seen a downward growth trend lately, rich media advertising is enjoying exciting growth. Jupiter research recently revealed that over 40% of companies were using some form of rich media in 2000, and Meta Group forecasts that over 66% of global websites will be rich media enabled by the end of 2001. Meta Group predicts that over 75% of sites will over rich media advertising by 2003 and that streaming media ads will generate and estimated $7.3 billion by the end of that year. We have positioned endureAd to take advantage of the opportunities offered by this dynamic and growing marketplace.
Strategic Alliances.

     We have entered the marketplace through alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet related technical support, filmed or live programming, recorded music and sports related footage. This creates a vertical integration of entertainment-related products and Internet expertise, which will establish our base of operations and cash flow.

Bandwidth Growth.

     In order to view good quality film and video files over the Internet, subscribers will require a cable modem, DSL or comparable high-bandwidth connection. Research indicates that cable companies will be the leading provider of residential broadband service. By 2004, the industry expects a total of 31.8 million North American subscribers with high-bandwidth access. The following table identifies current and expected trends in the adoption of high bandwidth Internet access. These high-end bandwidth users represent computer users with the capacity to use services provided by us (Source: Paul Kagen and Associates)

Year      Cable Modem    DSL Subscriber      Total High
          Users          Users               Bandwidth Users

1999       1,460,000         420,000            1,880,000
2000       3,600,000       2,400,000            6,000,000
2001       7,590,000       4,170,000           11,760,000
2002      12,950,000       7,090,000           20,040,000
2003      15,840,000      10,590,000           26,430,000
2004      18,980,000      12,910,000           31,890,000


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

Bandwidth Islands.

     In the marketplace, we have identified companies that we describe as "Bandwidth Islands". These are organizations whose primary business is the sale and service of bandwidth and related services to end users, both residential and commercial. Each of these Islands has a built in subscriber base, and instant access through their database to the high bandwidth users which we are targeting.

     In selling high bandwidth services to homes, one of the challenges faced by the Islands is content. Consumers, while attracted to the extra speed in Internet surfing possible with higher bandwidth, generally question the value of upgrading to higher bandwidth at higher cost when, to date, there is not enough content on the net for which high bandwidth is required. By collecting content and creating and perfecting a delivery and tracking mechanism, we will be able to offer the Islands the content with which they will be able to attract additional high bandwidth customers, and keep the ones they have on-line and on our subscriber list. Additionally, by retaining control of the content and delivery system, we intend to sell advertising during our programming to the end users, thus offering the Island an additional source of revenue.

Growth of Online Commerce.

     The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including buying consumer goods, trading securities, paying bills and purchasing airline tickets. International Data Corporation estimated that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their websites, attract customers and facilitate transactions.
Revenue Streams.

     Although we have a transaction/advertising revenue model it is unlike traditional websites that offer only one or two of these revenue streams. We have numerous methods to capitalize on our exclusive branding, image and content. We will derive our revenue streams from the following sources:

-Live Events

     Users pay an online fee for a one-time viewing of select live event programming. Users pay a fee of $1.99 to $4.95 depending on the exclusivity of the event. For example, the Ultimate Fighting Championship event that PayForView offered on June 9, 2000 was only seen on the our website and on Direct Broadcast Satellite (DBS). It was not on either network or cable television.

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

-Advertising

     Since PayForView.com is a very "sticky" site, one where a user resides for a lengthy period of time, advertisers will pay to have their advertising served and tracked on our website. These advertisers will be on the website the length of time users view either the free entertainment information, which might be upwards of a half hour, or a live event, which they will watch for several hours.

-endureAd

     Our rich and streaming media on-line advertising product, endureAd, was launched in January 2001 and is currently being marketed to advertising agencies and their national and international clients, content delivery networks, direct response marketing companies and on-line publications. endureAd is sold as a series of templates with certain built in functionality and elements included, and then additional functionality and elements are sold a la carte depending on the clients requirements. endureAds template makes ads relatively easy to replicate at reasonable cost, giving us what we believe to be a competitive edge over traditional web and advertising design companies.

-E-Commerce

     Users may purchase merchandise specifically related to event programs, both live or archived from our e-commerce shop.
Merchandise pertaining to our free entertainment and sports information will also be offered. We are in discussions to partner with several retailers that offer event related merchandise.

-On-line Syndication

     We will capitalize on the lack of quality entertainment produced specifically for on-line viewing. At this time, there are a number of Internet companies who are streaming video who are in need of the type of programming we are creating and acquiring. Our executive team, with experience and contacts in event production, sees an excellent opportunity to become an on-line provider of video based events to emerging Internet base streaming media companies. We are well positioned as a one-stop, turnkey provider of compelling, entertaining content.

-Sales to Traditional Media

     During the rollout of the Broadband universe, some of our acquired programming will be sold to traditional media such as DBS (Digital Broadcast Satellite) and cable television. This allows for revenue generation of a magnitude greater than the present Broadband universe allows.

-VHS/DVD Sales

     Since we acquire programming, we will negotiate with international VHS/DVD distributors to release the product in brick-and-mortar and electronic commerce distribution avenues to gain additional revenue.

Competition.

     Perhaps closest to our business model is www.centerseat.com. Similar in design and concept, Center Seat offers a wide variety of online entertainment, but does not charge for online programming. Center Seat also does not deliver live events nor does it offer chat room functionality. Moreover, Center Seat does not presently offer rich media advertising as does PayForView.

     Kanakaris Wireless Inc., (OTC BB: KKRS) www.kanakaris.com, offers online pay-per-view movies, downloadable books and related e-commerce.

     House of Blues, www.hob.com, offers live and archival music events that appear at the House of Blues venues and also offers related e-commerce.

     Our approach differs from the above through diversification. By having both online and offline sports and event alliances and a film production and sales division, PayForView is in a position to create revenue from non-Internet sources while also creating the content it intends to broadcast on the Internet. By including music, sports, comedy and other live events, and utilizing an embedded video window, triggered parallel content and rich media advertising, we are attempting to differentiate ourselves from our competitors.

RISK FACTORS



NO SIGNIFICANT OPERATING HISTORY

     We do not have any significant operating history upon which to evaluate our future performance. As there is no lengthy history of operations, the reader will be unable to assess future operating performance or future financial results or condition by comparing these criteria against their past or present equivalents. Future revenues are expected to be derived from the sale of media content on our websites, from the sale of the endureAd rich and streaming media on-line advertising product and from commissions on electronic commerce transactions between viewers and advertisers. We will only be able to attract content providers or advertisers to our websites if we can develop and maintain a viewer base of sufficient size and economic means to offer prospective content providers and advertisers meaningful marketing opportunities for their products and services.



WE EXPECT TO INCUR CONTINUED LOSSES

     We expect to incur losses on both a quarterly and an annual basis for the foreseeable future and cannot predict will ever achieve profitability.

WE RELY ON THE WIDESPREAD ACCEPTANCE OF THE INTERNET AS A
VIABLE
ENTERTAINMENT AND ADVERTISING ALTERNATIVE

     Our success will depend upon market acceptance of streaming technology as an alternative to broadcast television. Without streaming technology, viewers looking for on-demand programming would not be able to initiate playback until the programming was downloaded in its entirety, resulting in significant waiting times.

     The acceptance of streaming technology will depend upon a number of factors, including:

     --- market acceptance of streaming players such as Microsoft's Windows Media Player and RealNetworks'

     --- RealPlayer technological improvements to the Internet infrastructure, such as an increase in generally available bandwidth, to allow for improved video and audio quality and a reduction in Internet usage congestion.

     --- the ability of Internet users to acquire sufficient skill and experience to download and operate streaming players.

     --- reconfiguration of older Web browsers to handle the inclusion of streaming players.

     Acceptance of the Internet among content providers, distributors, studios, television networks and independent groups, such as sports programmers and advertising agencies, will also depend to a large extent on the level of Internet use by consumers and upon growth in the commercial use of the Internet. Because global commerce and the online exchange of information are new and evolving, we are unable to predict with any assurance whether the Internet will prove to be a viable commercial marketplace in the long term. Our future revenues would be greatly reduced if widespread commercial use of the Internet does not develop or is substantially delayed, or if the Internet does not develop as an effective and measurable advertising medium.

WE RELY ON THE DELIVERY OF CONTENT PROVIDED BY THIRD PARTIES

     We anticipate deriving revenues from the sale of various types of content, generally created by third parties, over the Internet. Internet product delivery, particularly utilizing streaming video technology, is a new and rapidly evolving industry whose demand and market acceptance has not as yet been proven. Furthermore, standards have not yet been widely accepted for the measurement of the effectiveness of Web-based media services delivery.

     Our ability to generate revenue will depend upon a number of factors, including:

          --- pricing of content delivered by other websites.

          --- the amount of traffic on our proposed websites.

          --- our ability to demonstrate user demographic characteristics that are attractive to content providers.

          --- the establishment of desirable production and programming relationships.

          --- the advertising communitys acceptance of endureAd as a viable rich media advertising alternative.

WE RELY ON OUR ABILITY TO DESIGN A SUCCESSFUL E-COMMERCE
COMPONENT OF OUR BUSINESS

     In addition to media content delivery and advertising, another intended source of revenue is from electronic commerce tie-ins. E-commerce has only recently begun to develop and is rapidly evolving. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products are subject to uncertainty. Consumer satisfaction from shopping over the Internet has been mixed. We cannot assure you that e-commerce will continue to grow. Our ability to derive revenues from arrangements with e-commerce businesses and to deliver acceptable programming content will depend upon a number of factors including:

          -- acceptance by the general public of the Internet as a convenient and safe shopping forum.

          -- the offer of quality products at competitive prices.

          -- our ability to attract viewers and direct such viewers to our e-commerce business tie-ins.

STREAMING SOFTWARE MUST BE USED TO VIEW OUR CONTENT

     At present, prospective viewers can download streaming software off the Internet, in most instances, at no charge. We can offer no assurance that streaming software will continue to be made available to the public free of charge. If users are charged to acquire streaming software, streaming technology may not be widely accepted by Internet users.

INTERNET AND TELECOMMUNICATIONS INFRASTRUCTURE DISRUPTIONS
COULD
ADVERSELY AFFECT OUR BUSINESS

     Internet infrastructure failures or disruptions caused by increased traffic on the Web, technical difficulties, vandalism or acts of God, among other factors, may impede our ability to transmit streaming video content to viewers. Repeated failures or disruptions may result in viewer dissatisfaction with the Internet as a viewing medium, which may lead to a diminution of our viewer base and a resultant impairment of our ability to generate advertising and e-commerce transaction revenues.

     We will have to rely on local and long-distance telecommunications and cable companies to provide data communications capacity. These providers may experience service disruptions or have limited capacity, which could disrupt the provision of streaming video content to viewers. We may not be able to replace or supplement these services on a timely basis, if at all. In addition, because we must rely on third-party telecommunications services providers for connection to the Internet, we may not be able to control decisions regarding the availability of, or our access to, services at any given time.

OUR TECHNOLOGY IS LICENSED FROM A THIRD PARTY

     We have licensed from a third party our streaming technology, and we intend to continually improve upon the use of this technology via relationships with other companies in the marketplace. We intend to license technology and/or improvements from technology companies in order to deliver our content over the Internet. We cannot be assured that we will be able to do so.

WE RELY ON OUR MANAGEMENT TEAM AND EMPLOYEES

     Our success will depend to a large degree upon the efforts of our management, technical and marketing personnel. Our success will also depend on our ability to attract and retain additional qualified management, technical and marketing personnel. Hiring employees with the combination of skills and attributes required to carry out the strategy is extremely competitive. We do not have "key person" life insurance policies upon any of our of our officers or other personnel. The loss of the services of key personnel together with an inability to attract qualified replacements could adversely affect prospective growth.

THE INTERNET STREAMING BUSINESS IS HIGHLY COMPETITIVE

     We will compete for both viewers and advertisers with numerous larger and well-financed companies. These include:

          --- other websites, Internet access providers and Internet broadcasters that provide content to attract users.

          --- online services, other website operators and advertising networks, as well as traditional media such as television, radio and print for a share of available media content suitable for distribution via the Internet, and for advertisers' total advertising budgets.

          --- traditional media such as broadcast television, cable television, radio and print with international content.

     To compete successfully, we will have to provide sufficiently compelling and popular content to generate users and support advertising intended to reach those users. We believe that the principal competitive factors in attracting Internet users are the quality of service and the relevance, timeliness, depth and breadth of content and services offered.



     The principal competitive factors for attracting advertisers include:

          -- the number of users accessing our websites.

          -- the demographics of prospective users.

          -- our ability to deliver focused programming and advertiser interactivity through our websites.

          -- the overall cost-effectiveness and value of advertising on our network.

          -- our ability to achieve recognition of the PayforView.com name.

          -- Our ability to position endureAd as an attractive and desirable rich media advertising product.

UNCERTAINTIES REGARDING INTERNATIONAL EXPANSION MAY
ADVERSELY
AFFECT OUR GROWTH

     Our intended establishment of operations in foreign countries and hiring freelance media providers will entail significant expenditures and some knowledge of each country's national and local laws, including tax and labor laws. Furthermore, there are certain risks inherent in conducting business internationally, including regulatory requirements, legal uncertainty regarding liability, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, currency exchange rate fluctuations, tariffs and other trade barriers, political instability and potentially adverse tax consequences, any of which could adversely affect growth opportunities.

WE RELY ON COPYRIGHTS, TRADE SECRETS AND INTELLECTUAL
PROPERTY

     Copyrights, trade secrets and similar intellectual property are significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect proprietary rights. We have applied for federal trademark protection for "PayForView.com" and intend to apply for federal trademark protection for all domain names used in the PayForView.com network. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving. We are unable to assure the reader as to the future viability or value of any of our proprietary rights or those of other companies within the industry. We are also unable to assure the reader that the steps taken to protect proprietary rights will be adequate. Furthermore, we can have no assurance that our proposed business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

WE WILL REQUIRE SUBSTANTIAL ADDITIONAL FUNDING TO CARRY OUT
OUR
BUSINESS PLAN

     We will require substantial additional financing in order to expand our content and to become a meaningful competitor in the Internet broadcast industry. There is no assurance that such financing will be available. Moreover, if additional capital were raised through borrowing or other debt financing, this would incur interest expense.


WE ARE SUBJECT TO LAWS AND REGULATIONS REGARDING THE
INTERNET

     Although there are currently few laws and regulations directly applicable to the Internet it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws and regulations could slow Internet growth or its use as a commercial or advertising medium.

OUR FINANCIAL STATEMENTS CONTAIN "GOING CONCERN" LANGUAGE

     Our financial statements for the years ended December 31, 1999 and 2000 state that because of our recurring operating losses, working capital deficits and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WE MAY NOT BE ABLE TO DRAW FUNDS FROM THE EQUITY LINE

     On August 31, 2000 the Company entered into an agreement with an investment bank, Swartz Private Equity LLC, to register and underwrite shares of its common stock with an aggregate market value not to exceed $40,000,000 to the general public. To continue to finance our operations, we may need to obtain sufficient funds from our equity line financing agreement with Swartz. However, the future market price and volume of trading of our common stock limits the rate at which we can obtain money under the equity line agreement with Swartz. Further, we may be unable to satisfy the conditions contained in the equity line agreement, which would result in our inability to draw down money on a timely basis, or at all. If the price of our common stock declines, or trading volume in our common stock is low, we will be unable to obtain sufficient funds to meet our liquidity needs.

EQUITY LINE DRAWS MAY RESULT IN SUBSTANTIAL DILUTION

     We will issue shares to Swartz upon exercise of our Put rights at a price equal to the lesser of:

          -- the market price for each share of our common stock minus $.10; or

          -- 93% of the market price for each share of our common stock.

     Accordingly, the exercise of our Put rights may result in substantial dilution to the interests of the other holders of our common stock. Depending on the price per share of our common stock during the three-year period of the Investment Agreement, we may need to register additional shares for resale or seek an amendment to our articles of incorporation, to access the full amount of financing available. Registering additional shares could have a further dilutive effect on the value of our common stock. If we are unable to register the additional shares of common stock, we may experience delays in, or be unable to, access some of the $40 million available under our Put rights.

OUR STOCK PRICE MAY DECREASE DUE TO ADDITIONAL SHARES IN THE
MARKET

     If and when we exercise our Put rights and sell shares of our common stock to Swartz, and if and to the extent that Swartz sells the common stock, our common stock price may decrease due to the additional shares in the market. If the price of our common stock decreases, and if we decide to exercise our right to Put additional shares to Swartz, we must issue more shares of our common stock for any given dollar amount invested by Swartz, subject to a designated minimum Put price that we specify. This may encourage short sales, which could place further downward pressure on the price of our common stock.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on form 10K-SB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.

     We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this annual report generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company presently maintains offices at two locations, in Vancouver, British Columbia and New York, New York. The business office in Vancouver is located at the Guinness Business Centre, Suite 300, Guinness Tower, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9. The Vancouver office is leased at $150.00 per month, with a six-month lease and an option to renew for additional six-month intervals. The main office in New York, is located at 509 Madison Avenue, 16th Floor, New York, New York 10022, consists of approximately 4,000 square feet, leased at $14,000 per month, with a 60-month lease. The property as described is sufficient to satisfy our requirements for at least the next 12-month period.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against PayForView (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised. In addition to PayForView, the suit also named Solid Disc Records; Solid Disc, Inc.; Street Solid Records, Inc.; Jay Warsinske, Marc Pitcher and Nic Meredith.

On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the company paid $25,000 in cash to Destiny. The remainder is payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 1,000,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company is required to pay Destiny a monthly minimum of $25,000, which is payable either in cash or through the liquidation of shares. Although on December 6, 2000, the Company transferred 1,000,000 restricted shares to Destiny, Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company is required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Trhough February 2001 approximately 600,000 shares have been liquidated for proceeds of $66,733.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   MARKET FOR COMMON EQUITIES AND RELATED STOCKHOLDER
          MATTERS

A.   Market Information

     Our common stock is presently listed and traded on the National Association of Securities Dealers' Over-The-Counter Bulletin Board under the symbol "PAYV." However, there is currently no "established trading market" for the Company's common stock, and no assurance can be given that any current market for the Company's common stock will continue to develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company. Limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144. There are approximately 13,851,947 restricted shares of the Company, with full voting rights, eligible for trading as of the date of the financial statements.

     The following quotations were provided by the National
Quotation Bureau, LLC, and do not represent actual transactions;
these quotations do not reflect dealer markups, markdowns or commissions.


STOCK QUOTATIONS*

                              -----------------------
                                    CLOSING BID
                              ----------------------

Quarter ended:                High               Low
--------------                ----               ---
December 31, 2000             0.375              0.125

September 30, 2000            0.375              0.187

June 30, 2000                 1.12               0.25

March 31, 2000                1.64               0.53

December 31, 1999             0.63               0.12

September 30, 1999            1.75               0.375

June 30, 1999  (2)            7.25               1.25

March 31, 1999 (1)            3.9375             1.0625


     (1) Effective January 15, 1999, the Company instituted a
2-for-1 forward stock split of its Common Stock.

     (2) Effective April 9, 1999, the Company instituted a
3-for-2 forward stock split of its common stock.


     (i) With the exception of the 2,000,000 warrants held by Swartz Private Equity and the 1,675,000 stock options granted in July 2000 to and consultants of the company, there is currently no Common Stock of the Company which is subject to outstanding options or warrants to purchase.

     (ii) There are currently approximately 13,851,947 shares of the Company's Common Stock which are eligible to be sold under Rule 144 of the Securities Act of 1933 as amended.

     (iii) With the exception of the Swartz Equity Line, there is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

B.   Holders

     As of December 31, 2000, the Company had approximately
9,600 shareholders of record.

     Applicability of Low-Priced Stock Risk Disclosure
Requirements.

     Our securities are considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company's stock is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

C.   Dividend Policy

     We have not paid any dividends to date. In addition, we do not anticipate paying dividends in the immediately foreseeable future. The Board of Directors of the Company will review this dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the our earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

D.   Reports to Shareholders

     The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. We are required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

E.   Transfer Agent and Registrar

     The Transfer Agent and Registrar for our Common Stock is
Transfer Online, Inc. at 227 SW Pine Street, Suite 300, Portland,
Oregon 97204.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

General.

     We have not had any significant revenues since purchasing Voyager Entertainment in 1999. We have incurred a cumulative net loss in our development stage of approximately $18.7 million as of December 31, 2000. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our web site, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

     We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the number of available subscribers who have access to high speed Internet connections, the costs associated with the streaming of video based content over the Internet, our ability to recruit and retain advertising clients, and our ability to successfully provide viewers with compelling and entertaining events. We anticipate our operating activities will result in substantial net losses while in our development stage and expect losses to continue for a period of time once we are in our operational stage.

Results of Operations.

Year ended December 31, 2000 as compared to the year ended
December 31, 1999.

Revenues.

     We had no revenues from operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

     Selling, general and administrative expenses for the year ended December 31, 2000 increased to $6,632,308 from $2,240,097 a net increase of $4,392,211 as compared to the year ended December 31, 1999. The increase was primarily due to increases in personnel costs and consulting fees of $4,190,495 (of which $3,133,388 was non-cash equity based compensation), transaction costs relating to the MAS Acquisition of $475,000 (of which $375,000 was non-cash, equity based compensation), and $294,000 increase in professional fees offset by a decrease in advertising and promotion of $393,000. The increases in personnel costs, consulting and professional fees resulted from our web-design, marketing and content acquisition efforts. Advertising and promotion decreased during the year ended December 31, 2000 due to our efforts being focused on the development of a new version of our web site which was in its beta test phase and therefore we spent less time and effort on advertising and marketing. Advertising and marketing costs incurred during the ended December 31,1999 included $103,000 paid for the marketing of a live web cast from the Cannes film festival.
Loss From Impairment:

     We had losses from impairment during the year ended December
31, 1999 of $4,247,022, due to the fact that we issued shares of our common stock in payment for certain deliverables that we subsequently became aware did not exist.

     There were no losses from impairment for the year ended
December 31, 2000.



Amortization of License Fees and Goodwill:

     We had amortization of license fees and goodwill of $362,303 and $69,284 for the years ended December 31, 1999 and 2000, respectively. The decrease is due to the write-off of certain impaired licenses at December 31, 1999.

Loss From Discontinued Operations:

     In October 1999 we disposed of 81% of our interest in Street Solid, a record label that we acquired on January 5, 1999. Such disposal resulted in a loss from disposal of $1,225,193 for the year ended December 31, 1999. The results of operations of Street Solid through October 29, 1999, the date of disposition, have been accounted for as discontinued operations and amounted to $1,056,167. During the year ended December 31, 2000 we recorded an additional loss on disposal of operations of $138,715 which represents additional costs to settle the litigation brought by Destiny Music.

Investment Expense:

     For the year ended December 31, 2000, the Company had $2,410,000 of investment expense. This consisted primarily of $2,400,000 consisting of $ 1,400,000 in cash plus shares of our common stock valued at $ 1,000,000 related to a strategic investment that we made in Turn-Key Entertainment LLC (Turn-
Key). Since we neither manage nor control Turn-Key, which remains in the development stage and has no significant operations other than our investment, we wrote off the investment in accordance with generally accepted accounting principles. As of December 31, 2000, Turn-Key had cash on hand of approximately $ 1,172,129. The additional $10,000 of investment expense represents a write-off of our remaining investment in Street Solid.

Interest Income:

     Interest income for the year ended December 31, 2000 was $114,765, as compared to zero for year ended December 31, 1999. This is due to larger cash and cash equivalents balances during the year ended December 31, 2000 resulting from the net proceeds received by us from our private placements of shares of our common stock.

Interest Expense:

 .     Interest expense for the year ended December 31, 1999 was
$348,631, of which $333,333 was a result of a non-cash interest charge related to a convertible debenture agreement, whereby such debentures would be convertible into shares of our common stock at a 25% discount to the market price. Interest expense for the year ended December 31, 2000 was zero.

Extraordinary Item.

     During the year ended December 31, 2000, we recorded a gain on extinguishment of debt of $200,151. This was due to a May
2000 settlement of $850,000 for a $1,050,151 debt.

Liquidity and Capital Resources

     Since inception through December 31, 2000, we had a deficit accumulated during the development stage of approximately $18.6 million and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to December 31, 2000 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million. Cash proceeds from the sale of our securities during the year ended December 31,2000 were approximately $5.6 million, including the $222,500 received in December 1999.

     We used net cash in operating activities of $2,921,160 for the year ended December 31, 2000. Net cash and cash equivalents used in operations for the year ended December 31, 2000 consisted of the net loss from continuing operations of $8,996,827 less non cash items of $6,159,111, decrease in prepaid expenses of $12,102, increases in other assets of $133,571 (which represented primarily of a security deposit on our new premises), and a increase in accounts payable of $50,127

     Net cash used in investing activities was $2,018,478 for the year ended December 31,2000. Investing activities included payments for website costs of $306,072, settlement payments to the purchaser of Street Solid of $58,000, payments on settlement of litigation of $25,000, fixed assets additions of $145,136 and a strategic equity investment of $1,400,000 in Turn-Key Entertainment LLC, and payments for licenses and rights of $84,270.

     Net cash provided by financing activities was $5,208,602 for the year ended December 31,, 2000. Cash provided by financing activities consisted of proceeds from the sale of our common stock of $5,208,602.

     Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our website development, marketing plans, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

     We are likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private, however, there can be no assurance that discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. We believe that funds available from the line of credit from Swartz will be sufficient to cover our operating expenses for at least the next twelve months. The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public.

CHANGES IN SECURITIES

 1. During the first quarter of 2000 we entered into two separate subscription agreements for the private placement of shares of our Common Stock at a price of $1.50 per share. We received $1,215,000 from the sale of 810,000 shares under the terms of the first agreement on January 15, 2000, and $4,200,000 from the sale of 2,800,000 shares under the terms of the second agreement dated January 21, 2000, for a total proceeds of $5,381,000, which is net of $34,000 of offering costs.
9255
 2. During the first quarter of 2000, holders of $172,500 of convertible debentures exchanged such debentures for 6,900,000 shares of common stock pursuant to a Debenture Agreement dated June 25, 1999.

 3. In February 2000, we granted an aggregate of 3,000,000 shares to officers and consultants as equity based compensation.
The shares were distributed and vested on that date.

 4. In March 2000, we acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 670,000 shares of its common stock (including a commission of 335,000 shares) and $100,000.

 5. In May 2000, we made a strategic investment in Turn-key Entertainment LLC, a private development stage Delaware Corporation that intends to develop an online streaming media product that is synergistic with our core business. We issued 2,000,000 shares of our restricted common stock and paid $1,400,000 in cash in exchange for 25% of the outstanding stock of Turn-key Entertainment LLC. The Company has the right to participate in future financings by the investee.

 6. On July 13, 2000, our Board of Directors approved a stock option plan ("the Plan") and reserved approximately 12 million shares of our common stock to attract, motivate and retain individuals upon whose continued efforts the success of the company in large measure depends. On July 25, 2000, we issued 1,675,000 options pursuant to the Plan to certain , officers, directors and consultants. The exercise price of such options were $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. These options vest over a three-year period and expire in July 2003.

 7. On August 3, 2000, the Company and Bacchus (and related entities) signed an agreement whereby on August 17,2000, 417,060 of the aggregate of 1,012,500 shares originally issued) were returned to the Company for cancellation.

 8. On August 31, 2000 the Company entered into an agreement with an investment bank to register and underwrite shares of its common stock with an aggregate market value not to exceed $40,000,000 to the general public. The company has issued to issue warrants to purchase 2,000,000 shares of common stock to the investment bank, whether or not the registration and proposed sale of shares to the public is completed. The Company is also obligated to issue additional warrants to the investment bank upon achieving certain milestones in the registration process.


 9. On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music for $325,000 subject to adjustment to $350,000. In November 2000 the company paid $25,000 in cash to Destiny Music. The remainder is payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 1,000,000 shares were issued to Destiny to be liquidated over time to settle the remaining obligation of $300,000. As of December 31, 2000, a total of 210,000 shares have been liquidated by Destiny for net proceeds of approximately $25,000.


ITEM 7. FINANCIAL STATEMENTS

C O N T E N T S







Report of Independent Certified
Public Accountants                       F-1 F-2


Financial Statements

Consolidated Balance Sheets                  F-3

Consolidated Statements of Operations        F-4

Consolidated Statement of Changes
in Stockholders' Equity                      F-5

Consolidated Statements of Cash Flows        F-6

Notes to Consolidated Financial Statements   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Payforview.com Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Payforview.com Corp. and Subsidiaries (formerly Sierra Gold Corporation) (a development stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and the cumulative consolidated statement of operations, stockholders equity and cash flows for the period April 6, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from April 6, 1998 (inception) through December 31, 1998, which represents 1.5% of the cumulative net loss for the period from April 6, 1998 (inception) through December 31, 2000. These statements were audited by other auditors, whose report thereon have been furnished to us, and in our opinion, insofar as it related to the 1998 results, are based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Payforview.com Corp. and Subsidiaries as of December 31 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended and the cumulative results of operations and cash flows for the period from April 6, 1998(inception) to December 31,
2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has experienced recurring net losses, has an accumulated deficit and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

New York, New York
March 9, 2001

F3

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

CONSOLIDATED BALANCE SHEETS





                       December 31,



                                1999              2000
ASSETS

Cash and cash equivalents     $ 342,004      $ 610,968
Prepaid expenses                 63,602          1,500
                             ----------      ---------

Total Current Assets            405,606        612,468

Fixed assets, net               351,780        412,654

Investment in Street Solid
Records                          10,000           --

Deferred offering costs             --         525,000

Intangible assets, net           39,169         92,748

Capitalized website
development costs, net               --        267,479

Other assets                         --        183,571
                              ---------      ----------
                               $806,555      $2,093,920
                              =========      ==========




LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

Current liabilities

Accounts payable                       $   242,618    $   64,735
Accrued Consulting Fees                        -          53,009
Accrued Bonus                               18,750       193,751
Liabilities from discontinued
 operations                                256,000       275,065
Loan payable                             1,050,151         -
                                     -------------    ----------

Total Current Liabilities                1,567,519       586,560

Other Liabilities                          222,500           -

2% Series A Senior Convertible
 Redeemable Debentures                     172,500           -

Stockholders' equity (deficiency)

 Common stock
 Authorized, 100,000,000 common
 shares with a par value of $0.0001;
 issued and outstanding,43,397,727
 and 59,690,667  shares, respectively        4,340         5,969

Additional paid-in capital               8,594,637    20,290,473

Shares issued to Destiny                     -           (98,750)

Deficit, accumulated during the
 development stage                      (9,754,941)  (18,690,332)

                                         -----------  ----------

Stockholders' equity (deficiency)       (1,155,964)    1,507,360
                                         ----------- ------------
                                         $ 806,555    $2,093,920

                                           ========     ========


The accompanying notes are an integral part of these statements.



                                      F-4


                    Payforview.com Corp. and Subsidiaries
                    (formerly Sierra Gold Corporation)
                    (a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  Cumulative
                                                                  Amounts from
                                                                  April 6,1998
                                                                  (inception)
                                  Year Ended                      through
                                  December 31,                    December 31,


                                  1999           2000             2000
                                  --------     --------           -----------

Costs and expenses
Selling, general and
administrative
Expenses                          $ 2,240,097     $ 6,632,308     $ 9,147,933

Amortization of licenses
and goodwill                          362,303          69,284         431,587

Loss on impairment                  4,247,022             -         4,247,022

Investment expense                    -              2,410,000      2,410,000

Interest expense                      348,631           -             348,631

Interest income                          -           (114,765)       (114,765)

                                     --------        ---------        --------

                                   (7,198,053)     (8,996,827)    (16,470,408)

                                     --------         ---------      --------

Loss from continuing
operations                         (7,198,053)     (8,996,827)   (16,470,408)
                                   -----------     -----------   -------------

Discontinued operations
(Street  Solid Records)
Loss from operations                1,056,167           ---         1,056,167

Loss from disposal                  1,225,193         138,715       1,363,908
                                   ------------      -----------  ------------
Loss from discontinued
operations                         (2,281,360)        138,715)     (2,420,075)

                                   -----------       -----------   ------------
Loss before extraordinary
 items                             (9,479,413)     (9,135,542)    (18,890,483)

Extraordinary item - gain on
extinguishment of debt
(Note I)                              ---             200,151         200,151
                                   -----------       -----------    ----------

Net Loss                          $(9,479,413)     (8,935,391)    (18,690,332)

                                    =========         ========     ==========


Basic and diluted loss per share:
  Continuing operations            $     (.39)     $     (.16)     $   (.50)

  Discontinued operations                (.13)             --          (.07)
  Extraordinary item                       -              .01           .01
                                   -----------    --------------   ---------

Basic and diluted loss
per share                          $     (.52)     $     (.15)      $  (.58)
                                       =========         =======      =======

Weighted-average shares
Outstanding                        18,284,185      57,663,718     32,491,324
                                    =========        ========      =========
          The accompanying notes are an integral part of these statements.

PayForView.com Corp. and Subsidiaries
(Formerly Sierra Gold Corporation)
(a development stage company)

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               Period from April 6, 1998 (inception) through December 31, 2000

                                                                  Deficit
                                                                  accumulated
Liability                      Common Stock Issued    Additional  during the
                                                      Paid-In     development Shares
                                 Number     Amount    Capital     stage       to Destiny Total
                              ----------------------------------------------------------------

Balance
 April 6, 1998                     ---      $ --      $   ---     $ --------  $          $  --

Capital stock of Voyager
International Entertainment
Inc. Issued for services        3,800,000      380        37,620       ----      -----     38,000

Capital stock of Voyager
International Entertainment
Inc. issued for acquisition
Of Voyager Film Sales             200,000       20           180       ----      ----         200

Capital stock of Voyager
International Entertaiment
Inc. issued for cash              327,131       33       112,459        ---      ----     112,492

Net Loss                                                           (275,528)             (275,528)
                                ---------    -----      --------   --------      ----     -------

Balance
December 31, 1998               4,327,131      433       150,259   (275,528)     ----    (124,836)

Capital stock of
PayForView.com Corp.
At January 4, 1999              3,750,000      375           625       ----      ----       1,000

Issuance of shares for
Acquisition of Voyager
International Entertainment
Inc.                            7,788,840      779           781       ----      ----       1,560

Issuance of shares for
Acquisition of Voyager
Entertainment Inc. for
Potential commissions           1,500,000      150          (150)      ----      ----        ----

Cancellation of Voyager
Entertainment Inc.             (4,327,131)    (433)          433       ----      ----        ----

Issuance of shares for
Acquisition of Squadron One
Records and creation of
Street Solid Records            1,173,509      117     1,598,163       ----      ----   1,598,280

Issuance of shares for
Acquisition of licenses
And rights                      1,102,500      110     3,067,290       ----      ----   3,067,400

Issuance of shares for
Services                          122,000       12          ----        ---      ----      77,836

Issuance of shares
Consulting services             1,800,000      180       652,320        ---      ----     652,500

Issuance of shares for
Consulting services               333,333       33        49,967        ---      ----      50,000

Issuance of shares for
Financial advisor services      1,800,000      180     1,386,696        ---      ----   1,386,876

Issuance of shares for
Acquisition of software           200,000       20       291,980        ---      ----     292,000

Issuance of shares for
Advertising                       200,000       20        59,980        ---      ----      60,000

Issuance of shares upon
Conversion of debt             22,837,005    2,284       825,216        ---      ----     827,500

Allocation of proceeds of
Convertible debt to additional
Paid-in-capital                     ---        ---       333,333        ---      ----     333,333

Issuance of shares for
Cash                              540,540       55        99,945        ---      ----     100,000

Shares held in escrow
with attorney relating to
debentures                        250,000       25           (25)       ---      ----         ---

Net Loss                                                           (9,479,413)         (9,479,413)

Balance
December 31, 1999              43,397,727    4,340     8,594,637   (9,754,941)   ----  (1,155,964)

Issuance of shares for
cash, net share issuance
cost                              810,000       81     1,214,919        ---      ----   1,215,000
                                2,800,000      280     4,166,220        ---      ----   4,166,500

Issuance of shares
For convertible debt            6,900,000      690       171,810        ---      ---      172,500

Shares issued to officers
and consultants for services    3,000,000      300     2,933,700        ---      ---    2,934,000



                              PayForView.com Corp. and Subsidiaries
                              (Formerly Sierra Gold Corporation)
                              (a development stage company)

                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Period from April 6, 1998 (inception) through December 31, 2000

                                                         Deficit
                                                         Accumulated
                                                         Liability     Shares
                      Common Stock Issued    Additional  during the    issued
                                             Paid-In     development   to
                        Number     Amount    Capital     stage         Destiny
   Total

Shares issued for
acquisition of MAS
Acquisition Corporation     335,000     33       (2)      ---           ---             31

Shares issued for
transaction costs for
MAS Acquisition
Corporation                 335,000      34    375,166     ---          ---        375,200

Shares issued for
investment
In Turn-Key
Entertainment             2,000,000     200    999,800     ---          ---      1,000,000

Proceeds from sale of
1,280,000 shares of the
1,500,000 shares held in
escrow from Voyager         ---         ---    899,602     ---          ---        899,602

Cancellation of remaining
Escrow shares              (220,000)    (22)        22     ---          ---           ---

Additional compensation
for services performed         ---       --    117,000     ---          ---        117,000

Warrants issued for
commitment fees                ---       --    600,000     ---          ---        600,000

Stock options issued
for services                   ---       --     82,232     ---          ---         82,232

Cancellation of partial
shares related to Bacchus  (417,060)    (42)        42     ---          ---          ---

Cancellation of shares
held in escrow relating
to debentures              (250,000)    (25)        25      --          ---          ---

Shares issued for Destiny
Legal Settlement          1,000,000     100    135,300      --          ---        135,400


Net Loss                                                 (8,935,391)            (8,935,391)
                         ----------   ----- ----------  -----------   -------   ----------
Balance
December 31, 2000        59,690,667  $5,969$20,290,473 $(18,690,332) $(98,750)  $1,507,360


                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended      April 6, 1998
                                                       December 31   (inception) to
                                         ---------------------------   December 31,
                                             1999             2000         2000
                                         ------------   ------------   -----------

Cash flows from operating activities
    Loss from continuing operations       $(7,198,053)   $(8,996,827)  $(16,470,408)

Adjustments to reconcile net loss
 to cash used in operating activities
Depreciation                                    4,536         84,262         90,697
Amortization of licenses
   and goodwill                               362,303         69,284        431,587
Amortization of deferred
   offering costs                               --            75,000         75,000
Issuance of common stock
   for services and
   transaction costs                        4,865,700     3,508,463       8,412,163
 Noncash investment expense                               2,410,000       2,410,000
 Noncash interest expense                     333,333           ---         333,333
 Changes in other operating
    assets and liabilities
    Prepaid expenses                          (60,800)       12,102         (51,500)
Due from related party                          7,648           --            ---

Other assets                                     --        (133,571)       (133,371)
Accounts payable                              128,475        50,127         261,495
                                           ----------     ----------    ------------

     Net cash used in operating
      activities of continuing
      operations                           (1,556,858)   (2,921,160)     (4,641,004)
                                           -----------    -----------    -----------

Net cash used in operating
      activities of discontinued
      operations                             (657,080)        ---          (657,080)
                                            ----------    ----------     -----------

Cash flows from investing
Activities
  Payments for website costs                    --         (306,072)       (306,072)
  Payment of settlement costs
    Relating to sale of
    Discontinued Operations                     --          (83,000)       ( 83,000)
  Payment for licenses and rights                           (84,270)       ( 84,270)
  Proceeds from sale of
    Discontinued operations                   250,000           --          250,000
  Investment in Turn-Key
    Entertainment LLC                           --       (1,400,000)     (1,400,000)

  Acquisition of fixed assets                  (7,291)     (145,136)       (161,351)
                                            ----------    -----------    -----------

  Net cash provided by investing
    activities                                242,709    (2,018,478)     (1,784,693)
                                            -----------   ----------    ------------

Cash flows from financing activities

  Issuance of common stock                    100,000     5,159,000       5,593,992
  Proceeds from liquidation
    of shares in escrow                          --          49,602          49,602
  Advances from common stock                  222,500
  Proceeds from loan payable                1,050,151           --        1,050,151
  Repayment of loan payable                   (59,418)          --
   Proceeds from convertible
    debenture                               1,000,000           --        1,000,000
                                            ----------       ---------    ----------

     Net cash provided by
      financing activities                  2,313,233     5,208,602       7,693,745
                                            ----------    ---------      -----------
     Net change in cash and
      cash equivalents
      during the period                       342,004       268,964         610,968

Cash and cash equivalents,
 beginning of period                              --        342,004           --
                                            ---------     ----------     ----------

Cash and cash equivalents,
 end of period                               $342,004     $ 610,968       $ 610,968
                                            ===========   ==========     ==========

Supplemental disclosures of cash
 flow information:

  Cash paid during the period for
   Interest                                 $  15,298     $    --         $  15,298
                                            ===========   ==========     ==========

Supplemental disclosures of noncash financing and investing activities (Note M)


The accompanying notes are an integral part of these statements.

                     Payforview.com Corp. and Subsidiaries
                     (formerly Sierra Gold Corporation)
                     (a development stage company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For The Years Ended December 31, 1999 and 2000


NOTE A - ORGANIZATION OF THE COMPANY AND
     NATURE OF BUSINESS

Sierra Gold Corporation was incorporated on August 26, 1998. On January 4, 1999, Sierra Gold Corporation changed its name to Payforview.com Corp. (the "Company"). On January 5, 1999, the Company issued 7,788,840 common shares (plus 1,500,000 shares held in escrow as commission) (see Note H), in exchange for the issued and outstanding shares of Voyager International Entertainment Inc. ("Voyager"). Voyager was incorporated on April 6, 1998 in Nevada. As a result of the share exchange, control of the combined companies passed to the former shareholders of Voyager. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Voyager. Recapitalization accounting results in consolidated financial statements of Voyager being issued under the name of Payforview.com Corp. and Subsidiaries, but are considered a continuation of Voyager. No goodwill or other intangible assets were recognized in connection with such recapitalization. (See Note D.)

On January 15, 1999, the Company implemented a two-for-one forward stock split. On April 9, 1999, the Company implemented a three-for-two forward stock split. All share and per share amounts in the financial statements have been retroactively restated to give effect to the above splits.
In February 2000,the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 335,000 shares of its common stock.
Additionally, the Company incurred transaction costs relating to this acquisition, and settled such cost by issuing 335,000 shares and paying cash of $100,000, which resulted in an aggregate charge to expense of $475,000 in the first quarter of 2000. This acquisition was accounted for at the historical basis of the assets of MAS (which were $31) since there was no business acquired. No goodwill or other intangibles were acquired.

The Company is considered a development stage Company as its planned principal operations have not yet commenced. Presently, the Company is developing an internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis. It is also marketing a rich and streaming media advertising product, and is developing certain offline business opportunities in film, broadcasting, and sports marketing.


NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue from its planned businesses and has generated losses from continuing operations, net losses and an accumulated deficit for all periods presented. As shown in the financial statements for the years ended December 31, 1999 and 2000 the Company incurred

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999 losses of $9,479,413 and $8,935,391 respectively. As of December 31, 2000 the Company had accumulated a deficit in the development stage of $18,690,332. Additionally, as of December 31, 2000, the Company had working Capital of $25,098. These factors among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

On November 21, 2000 the Company filed a shelf registration for the private placement of shares having aggregate market value not to exceed $40,000,000. An aggregate of 690,000 shares have been sold in 2001 for approximately $45,000. As of December 31, 2000 the Company had approximately $611,000 in cash.

The Company's future operations are dependent upon the markets acceptance of its media and advertising products and services. There can be no assurance that the Company's products and services will be able to secure market acceptance. As of December 31, 2000,the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001.

We are likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000.

Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private, however, there can be no assurance that discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. We believe that funds available from the line of credit from Swartz will be sufficient to cover our operating expenses for at least the next twelve months.

The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow potential acquisitions and/or existing equity investees and d)plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation

     These consolidated financial statements include the accounts of Payforview.com Corp. and Subsidiaries (formerly Sierra Gold Corporation) and its wholly-owned subsidiaries, from their respective dates of acquisition (see Notes A and D). All significant intercompany balances and transactions have been eliminated. As discussed more thoroughly in Note D, Street Solid is presented as a discontinued operation.



2.   Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE C (continued)

3.   Stock-based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. However, with respect to common stock and options granted to non-employees, the Company records expense equal to the fair value of the common stock or option on the measurement date, which generally is the date of completion of services. Expenses relating to such options or stock are estimated based upon fair value as of the end of each reporting period prior to the measurement date. Expense related to these options is recognized ratably over the vesting (or service) period.




4.   Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for temporary differences between financial and tax reporting and net operating loss carry forwards.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

5.   Use of Estimates

     The preparation of consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE C (continued)

     the balance sheet date and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

6.   Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts payable, loans payable and convertible debentures. The fair values of these financial instruments approximate their carrying values, due to the short-term maturities or conversions of such items.

7.  Costs of Start-up Activities

     The Company follows Statement of Position 98-5 ("SOP 98-5"),
     "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred.


8.   Foreign Currency Transactions

     Transaction amounts denominated in foreign currencies are converted into United States currency at exchange rates prevailing at transaction dates. Gains and losses from foreign currency transactions are recorded as operating expenses and are immaterial.

9.   Revenue Recognition

     The Company is currently in the development stage and therefore has no revenues. Revenues from services will be recognized at the time the services are provided to the customer.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE C (continued)

10.  Fixed Assets

     Fixed assets are stated at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method as follows:

          Computer equipment                 3 years
          Furniture and office equipment     5 years
          Software licenses                  5 years

11.  Intangible Assets

     Intangible assets consist of goodwill, licenses and rights. Goodwill represents the excess of acquisition costs over the fair market value of the net assets of businesses acquired and is being amortized on a straight-line basis over its estimated useful life of five years. Costs of licenses and rights are deferred and amortized on a straight-line basis over the lesser of the estimated useful lives or the contractual lives, which are generally one to five years.

12.  Capitalized Website Development Costs:

     Website development costs are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Planning, content and operating costs are expensed as incurred. Costs eligible for capitalization totaling $291,072 were incurred through June 30, 2000 in the development of the website, which are being amortized, effective July 1, 2000, over their estimated useful life of three years.

     In March 2000, the Emerging issued Task Force (EITF) of the FASB reached a consensus on Issue Mo. 00-2, Accounting for Web Site Development Costs, which provides guidance on accounting for costs incurred to develop, enhance and upgrade a website. The consensus is effective for website development costs incurred in quarters beginning after June 30, 2000. The Company implemented this guidance on July 1, 2000, and during the six months ended December 31, 2000, the Company capitalized an additional $15,000 of costs relating to the development, upgrade and enhancement of the Company's website.

     All other development costs not qualifying for capitalization under EITF Issue No. 00-02 were expensed during the period, which is consistent with prior quarters. The additional amount capitalized will be amortized over the estimated useful life of the website, considered to be three years.

13.  Long-lived Assets and Impairment of Long-lived Assets

     The Company's policy is to review all long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss to adjust to the fair value of the asset.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999



NOTE C (continued)

14.  Loss per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") , "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the conversion of debentures, and exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. As of December 31, 1999, $172,500 of debentures were not yet converted. Such debentures were converted into 6,900,000 shares of common stock in January and February 2000. An aggregate of 1,475,000 outstanding stock options and 2,000,000 outstanding warrants as of December 31, 2000 were excluded from the loss per share calculation because the effect would be anti-dilutive. No warrants or options were outstanding as of December 31, 1999.


     All per share amounts are calculated to reflect the Company's change in capital structure for all periods presented.(see Note A)


15.  Advertising Expense

     Advertising expenses are expensed as incurred. Advertising expense for the years ended December 31, 1999 and 2000 were $452,000 and $72,000 respectively.


16.  Research and Development

     Research and development costs are expensed as incurred. Research and development costs of $101,000 and $74,000 for the years ended December 31, 1999 and 200, respectively, are included in selling, general and administrative expenses.


17.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The Company has no transactions that are required to be reported as other comprehensive income.

18.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board
     ("FASB") issued Statement of Financial Accounting Standards
     No. 133 ("SFAS No. 133"), "Accounting for Derivative

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For The Years Ended December 31, 2000 and 1999

NOTE C (continued)

     Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a material impact on its financial statements.


19.  Reclassifications

     Certain 1999 and cumulative information has been reclassified to conform with the current year's presentation.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE D - ACQUISITIONS

1.   Voyager Acquisition (Note A)

     On January 5, 1999, Payforview acquired all the issued and outstanding shares of Voyager in exchange for 7,788,840 of its shares (plus 1,500,000 shares held in escrow as a commission, see Note I). This transaction has been accounted for as a capital transaction accompanied by a recapitalization of Voyager rather than a business combination. Therefore, the total cost of the acquisition represents the net book value of the acquired liabilities. No goodwill or other intangibles have been recognized in connection with this transaction. The consolidated financial statements include the assets, liabilities and operations of Voyager for all periods presented.

     Liabilities acquired were $1,450, which pertained to accounts payable and accrued expenses.

2.   Street Solid Acquisition and Disposition

     On January 6, 1999, Payforview acquired all the issued and outstanding shares of Street Solid Records Inc. ("Street Solid"), a Nevada corporation. As consideration, Payforview issued 1,173,509 common shares. The acquisition was accounted for using the purchase method.
     The operations of Street Solid are included in the consolidated financial statements subsequent to the date of acquisition and through the date of disposition. The purchase price was determined based on the fair market value of the Company's common stock.

The total purchase price was allocated as follows:

     Total purchase price           $1,598,280
     Liabilities assumed in business
     combination                       198,000

                                    ----------
     Excess purchase price          $1,796,280
                                    ==========

     The Company has allocated excess purchase price to intangible assets, including record contracts and goodwill.
     Intangible assets and goodwill were being amortized over five years.

     Pro forma information has not been provided as the acquisition is not significant.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999



NOTE D (continued)

     On October 29, 1999, the Company sold an aggregate of 81% of Street Solid in two separate transactions. In the first transaction, the Company sold 70% of Street Solid for aggregate consideration of $192,000 (net of an additional $58,000 paid by the Company to the purchaser of Street Solid in 2000). In the second transaction, the Company sold 11% of Street Solid, in exchange for a note receivable of $39,000. Since there was doubt about the collectibility of such note, the Company wrote-off such note at December 31, 1999. The remaining investment in Street Solid, aggregating $10,000, remained on the books at December 31, 1999. The operations of Street Solid have been reported as a discontinued operation for the period from January 6, 1999 through October 29, 1999, which was the date of disposal. Additionally, a loss on disposal of operations, which included the write-off of intangible assets and goodwill of $1,225,193, was recognized in connection with the disposal of Street Solid as of December 31, 1999.

     Summarized financial information for Street Solid was as follows:

                    Period from
                    January 6, 1999
                    through
                    October 29, 1999
                    -----------

     Net revenues  $    169,000
                   ============
     Net loss      $ (1,056,167)
                   ============

     As of December 31, 1999 and 2000 the following liabilities relating to Street Solid remained on the books of the Company.


                                                 December 31,
                                               1999         2000
Amounts due to Destiny Music pursuant to
      contract assumed by Payforview $198,000 $ 275,065 Settlement amounts paid to purchaser of
      Street Solid in 2000                  58,000           --
                                           --------    ----------
                                          $256,000      $ 275,065
                                          =========     =========

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999




NOTE D (continued)

     The $58,000 arose from a settlement agreement signed in March 2000 between Payforview and the purchaser of Street Solid.
In March 2000, the Company remitted $58,000 to the purchaser of Street Solid.

     As of October 29, 1999, the Company began accounting for its investment in Street Solid under the cost method of accounting. As of December 31, 2000, the Company wrote off the remaining investment of $10,000 in Street Solid because the Company does not believe its investment is recoverable.

On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music ("Destiny") for $325,000 subject to adjustment to $350,000. In November 2000, a cash payment of $25,000 was made. The remainder of the obligation is payable in cash or at the option of the Company through the liquidation of shares held by Destiny. The settlement requires a minimum monthly payment to Destiny of $25,000 payable either in cash or through liquidation of stock. In connection with its purchase of Street Solid, the Company had assumed a liability of $198,000. Accordingly, an additional $127,000 was recorded in the third quarter of 2000 as additional loss on disposal of discontinued operations. As of December 31, 2000, an aggregate of 1,000,000 shares Were transferred to Destiny. Destiny is restricted under certain laws from selling these securities, except as permitted under such laws. The Company is required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through December 31, 2000, 210,000 shares were liquidated for proceeds to Destiny of $24,935 which reduced the value of the Company's liability to Destiny and the contra-equity account. As of December 31, 2000, the Company estimated its remaining loss on this litigation settlement and recognized losses which were charged to discontinued operations, due to the decline in value of Destiny's shares between December 6, 2000 and December 31,2000, aggregating $12,000. The Company will estimate its loss on this litigation periodically and as of each reporting date, and adjust the account accordingly.


NOTE E - LICENSES AND RIGHTS AND LOSSES FROM IMPAIRMENT

     1. Reel Media - In February 1999, the Company entered into an agreement with Reel Media International to acquire the license and Internet broadcast rights to a 750-film library. As consideration for the license rights, the Company issued 52,500 common shares at a value of $101,150, determined based on the market price of the common stock of the Company. The term of the agreement is for four years. As of December 31, 1999, the Company's website was not completed. At the same time, it became apparent to the Company that the technology for showing such movies on the Internet is not yet widely available in the mass market. Therefore, management determined that an event has occurred that indicates that such asset may be impaired. Management determined that the expected future cash flows from the license agreement, on an undiscounted basis, will not exceed the carrying value of the license. The Company reviewed the expected future cash flows on a discounted basis and determined that the fair value of the licenses was approximately $40,000. Accordingly, the Company recorded an impairment loss of approximately $40,000 as of December 31,1999. During 2000, approximately $20,523 of such balance was amortized.

     2. Bacchus - In March 1999, the Company issued 1,012,500 common shares to Bacchus Entertainment Ltd. at a value of $2,821,500, as determined by the market price of shares of the Company's common stock, as consideration for the purchase of various rights and interests in feature films and motion picture productions. Management determined that the rights it purchased did not exist, and believes that the seller misrepresented the items available and breached the contract. Therefore, the full value of the consideration issued to Bacchus has been recorded as an impairment loss as of December 31, 1999. In August 2000, the Company received back 417,060 shares from Bacchus and cancelled such shares. (See Note N-3)

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE E (continued)

     3. Sportsworld - In April 1999, the Company entered into an agreement with Sportsworld Network (Australia) Pty. Limited to acquire the nonexclusive, worldwide license rights to broadcast various sports-related film clips and highlights. As consideration for the license rights, the Company issued 37,500 common shares at a value of $144,750, as determined by the market price of shares of the Company's common stock. The agreement also provides for a royalty of 8% of gross revenues to be paid by the Company. As of December 31, 1999, the Company's website was not yet ready for use. Because of the delay in completion of the website and the short-term nature of the agreement, the Company believes that an event has occurred that would indicate impairment. The license agreement expired July 1, 2000.
     The Company charged the unamortized balance at December 31, 1999 of $72,375 to selling, general and administrative expenses since the Company was not able to broadcast these programs prior to expiration of the licenses.

     4. Moody Blues In July 2000, the Company entered into a five-year agreement with The Threshold Record Company of London, UK for the exclusive Internet broadcast rights to a Moody Blues concert that was recorded live at Royal Albert Hall in London. The Company first aired the concert on its website in August of 2000, and expects to continue to air it from time to time over the five years of the agreement. As such, the cost of the license of $60,000 is being amortized over the five-year term of the agreement. Approximately $6,000 has been charged to Amortization of Licenses and Goodwill for the year ended December 31, 2000.


5. Innovative Sports Marketing In July 2000, the Company entered into a five-year agreement with Innovative Sports Marketing for the exclusive Internet Broadcast rights for two international soccer games. Both games was broadcast live on the Company's website in August 2000. The Company plans to make the two games available on its website from time to time on an on-demand basis over the five years of the contract. As such, the cost of the license of $20,000 is being amortized over the five-year term of the agreement. Approximately $2,000 has been charged to Amortization of Licenses and Goodwill for the year ended December 31, 2000.


NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                        December 31
                                     1999            2000

Computer equipment               $    856        $  40,374
Furniture and office equipment     13,460          119,078
Software licenses (websites)      342,000          342,000
                                ---------        ---------
                                  356,316          501,452

Accumulated depreciation
 And amortization                  (4,536)         (88,798)
                                 --------         --------
                                $ 351,780        $ 412,654
                                =========         ========

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The  Years Ended December 31, 2000 and 1999

NOTE G - INTANGIBLE ASSETS

     Intangible assets consist of the following :

                                          December 31

                                       1999            2000

Licenses and rights                $  134,052       $ 218,322

Accumulated amortization              (94,883)       (125,574)
                                  -----------       ---------
                                       39,169       $  92,748
                                     ========        =========

NOTE  H  CAPITALIZED WEBSITE DEVELOPMENT COSTS

Capitalized website development costs of the following at December 31,2000

     Capitalized costs                    $ 306,072
     Accumulated amortization               (38,593)

                                         -----------
                                          $ 267,479
                                           ========

Note I  LOAN PAYABLE

     Amounts due under the loans payable represent advances during 1999 from a third party to cover certain operating expenses. The advances are non-interest-bearing and payable on demand.

     In May 2000, the Company settled this obligation through liquidation of approximately 1,280,000 shares of the 1,500,000 shares of common stock held by the trustee in connection with the Voyager acquisition (Note D). Such shares were sold to unrelated third parties for aggregate proceeds of $899,602, of which $850,000 were distributed to the holders of the loan payable and in payment of their transaction costs. On the date of the transaction, the Company recorded a gain on extinguishment of debt of $200,151, which was reflected as an extraordinary item. The remaining 220,000 shares held in trust were subsequently cancelled and the excess proceeds from the sale of the shares of $49,602 were paid to the Company in September 2000.

NOTE J - CONVERTIBLE DEBENTURES

     In June 1999, the Company entered into a Debenture Agreement and Securities Subscription Agreement with BSD Holdings L.L.C. ("BSD"). Under the agreement, the Company can issue up to $1,000,000 of 2% Series A senior subordinated convertible redeemable debentures. The principal sum outstanding plus accrued interest calculated at a rate of 2% per annum is due at maturity on June 25, 2001.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE J (continued)

     Each $10,000 debenture is convertible immediately upon issuance into common shares of the Company at the option of the holder at a conversion price equal to 75% of the closing bid price of the Company's common stock on the OTC Bulletin Board for the day immediately preceding the date of the notice of conversion.

     Payforview has the option to redeem the debentures at 125% of the principal amount to the extent conversion has not occurred.

     Under the agreement, Payforview has issued $1,000,000 of debentures to BSD at various dates during 1999. An aggregate of $827,500 of the outstanding debentures were converted during 1999, resulting in the issuance of 22,837,005 common shares of Payforview. As of December 31, 1999, $172,500 of debentures remained outstanding which were converted into 6,900,000 shares of common stock in January 2000.

     As the debentures contained a beneficial conversion feature, the Company recorded a charge to interest expense (with a credit to additional paid-in capital) for $333,333 during 1999. Since the debt was convertible immediately upon issuance, a charge to operations for the entire beneficial conversion feature was recorded in 1999. In connection with this agreement, the company placed 250,000 shares in escrow. These shares were cancelled in 2000.


NOTE K - CAPITAL STOCK

1.   Common Stock

     The Company has one series of common shares with a par value of $.0001 per share. Each share is entitled to one vote.

2.   Cash Received in Advance of Stock Issuance

     In December 1999, the Company received $222,500 in advance of a subscription agreement dated January 15, 2000 (see Note
     K.3g) These advance payments have been reflected as other liabilities as of December 31, 1999.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


NOTE K (continued)

3.   Other Common Share Issuances

a) In December, 1999 the Company issued an aggregate of 200,000 shares in payments for the license and rights for website software. The value of these shares was determined to be $342,000 based on the market price of the Company's common stock on the date of issuance. These software license costs are included in fixed assets as of December 31, 1999 and 2000.

b) In November, 1999 the Company issued an aggregate of 1,800,000 shares to an investment banker in exchange for financial advisory services. This investment banker is the owner of the company that purchased the 70% share of Street Solid Records (see Note D). The shares were issued in anticipation of services that were never received. The Company and the investment banker signed a mutual release of liabilities and obligations in March 2000. These shares were valued at $1,386,876, based on the market value on the date of grant. The value of these shares has been charged to expense as a loss from impairment during the year ended December 31, 1999.

c) In May, 1999 the Company issued an aggregate of 333,333 shares of common stock to a consultant in exchange for services pursuant to a contract that extends from July 1, 1999 through June 30, 2000. The value of the shares was determined upon completion of the service period. These shares were valued in 1999 at $100,000, based on the market price as of December 31, 1999. One-half of the expense relating to such stock, or $50,000, has been charged to operations and reflected in selling, general and administrative expenses in 1999 The value of the shares were re-measured at each reporting date resulting in an aggregate of $107,000 additional selling, general and administrative expense being recorded during the six months ended June 30, 2000. No expense was recorded after June 30, 2000, as the service period had expired on such date.

d) In November, 1999 the Company on behalf of Street Solid issued 200,000 shares to a Company in exchange for eight ads in their magazine. These shares were valued at $60,000,and is included as part of the loss from discontinued operations based on the market price on October 29, 1999, which is the date the services had been completed. Upon the sale of Street Solid, the Company forfeited future rights to these ads.

e) During 1999, the Company issued an additional 122,000 shares to various parties in exchange for services. These shares were valued at $77,836, based on the market price of the Company's common stock when services had been completed, or when services had not yet been completed, as of December 31, 1999. The value of these shares has been charged to selling, general and administrative expenses. An additional $10,000 in expense was recognized in 2000 relating to certain of these agreements which had service periods that expired in 2000.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31,2000 and 1999



NOTE K(continued)

f) In May 1999 the Company issued 1,800,000 shares to a consultant pursuant to a consulting agreement. Since the shares are not contingent on future performance, the value of the shares is determinable on the date of grant. The value of these shares was calculated based upon the market value of the Company's common stock on the date of the agreement. An aggregate charge of $652,500 has been charged to selling, general and administrative expenses during the year ended December 31, 1999. (See Notes P-3 and K-3k.)

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For The Years Ended December 31, 2000 and 1999


NOTE K- (continued)

g) Sale of Common Stock - On January 15, 2000, the Company entered into a stock subscription and option agreement with three unrelated third-party shareholders. Pursuant to this agreement, the Company sold 120,000 shares of stock to these investors at a price of $1.50 per share and provided the investors with an option to purchase up to a maximum of an additional 690,000 shares at $1.50 per share. The investors purchased an aggregate of 810,000 shares during 2000, for proceeds of $1,215,000, of which $222,500 was paid in 1999. The shares were issued in July 2000. On January 21, 2000, the Company entered into another stock subscription and option agreement with certain unrelated third-party shareholders. Pursuant to this agreement, the Company sold 1,000,000 shares of stock to these investors at a price of $1.50 per share. Additionally, the agreement provided the investors with an option to purchase up to a maximum of an additional 2,000,000 shares. The investors purchased an aggregate of 2,800,000 shares for net proceeds of approximately $4,166,000 (net of $34,000 of transaction costs). Such shares were issued during the first quarter of 2000.

h) Conversion to Debentures - During January and February 2000, holders of $172,500 of convertible debentures exchanged such debentures for 6,900,000 shares of common stock pursuant to the debenture agreement dated June 25, 1999.

i) Stock Issuance - In February 2000, the Company granted an aggregate of 3,000,000 shares to officers and consultants. No additional services were required to be performed, and, therefore, the Company recorded a charge to operations for $2,934,000, which represented the market value of such shares on the date of grant.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For The Years Ended December 31, 2000 and 1999



NOTE K (continued)

j) In February 2000,the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 335,000 shares of its common stock.
Additionally, the Company incurred transaction costs relating to this acquisition, and settled such cost by issuing 335,000 shares and paying cash of $100,000, which resulted in an aggregate charge to expense of $475,000 in the first quarter of 2000. This acquisition was accounted for at the historical basis of the assets of MAS (which were $31) since there was no business acquired. No goodwill or other intangibles were acquired.

k) On May 10, 2000, the Company made a strategic investment of $1,400,000 in cash plus 2,000,000 shares of restricted common stock to purchase a 25% interest in a company controlled by a consultant of the Company, Turn-Key Entertainment LLC ("the investee"), whose plan is to develop an on-line streaming media product that is synergistic with its core business. The Company valued the shares at $1,000,000 based on the market price on the date of issuance. The investee was in the development stage and had no significant operations during the year ended December 31, 2000. Operations through December 31, 2000, consisted of building the investees website and other development costs. The investee had cash available of $1,178,412 at December 31, 2000. The Company has the right to participate in future financings by the investee. The consultant discussed in Note P-3 owns the remaining 75% of the investee.

     Since the Company neither manages nor controls the investee, which remains in the development stage and has no significant operations to date, the investment was charged to expense in the second quarter of 2000 in accordance with generally accepted accounting principles.

l) In May 2000, the Company sold 1,280,000 of the 1,500,000 shares placed in escrow in connection with the Voyager acquisition for proceeds of $899,502 of which $850,000 was used to settle a debt of 1,050,151. Therefore, the Company recognized a gain on extinguishment of debt of $200,151 relating to the settlement of the loan discussed in Note I. The remaining 220,000 shares were subsequently cancelled.

m) On August 31, 2000, the Company entered into a three year agreement with an investment bank, to register and underwrite shares of its common stock with an aggregate market value not to exceed $40,000,000, which will be offered for sale to the public. In connection with such agreement, the Company is issued warrants to purchase 2,000,000 shares of common stock to such investment bank, at an exercise price of $0.28 per share, subject to adjustment under certain conditions. These warrants remain the property of the investment bank, whether or not the registration and proposed sale of shares to the public is completed. The agreement also provides for additional warrants to be issued to the investment bank upon achieving certain milestones in the registration process. The Company issued such warrants on August 31, 2000 and valued them at $600,000 based upon a Black-Scholes pricing model. These warrants have been included in deferred offering costs. The Company will amortize these costs over the life of the agreement on a straight-line basis, or in proportion to its draw down on the line, whichever is faster. As of December 31, 2000, approximately $ 75,000 of such costs have been charged to expense.

NOTE L  STOCK OPTION PLAN

On July 13, 2000, the Company's Board of Directors approved a stock option plan ("the Plan") and reserved an aggregate of 12 million shares of the Company's common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July
25, 2000, the Company issued 1,675,000 options pursuant to the Plan to certain officers, directors and consultants. The exercise price of such options was $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. These options vest at a rate of 25% immediately, with the remainder vesting at a rate of 25% per year over a three-year period and expire in July 2003.

The fair value method for the options granted to non-employees was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions for 2000:

       Expected stock price volatility ......... 366%
       Expected lives of options ............... 3 Years
       Risk-free interest rate ................. 4.65%
       Expected dividend yield ................. None


     Information regarding these options for 2000 is as follows:




                                                      Nonqualified options
                                                     -----------------------
Weighted-
                                                                  average
                                                                  exercise
                                                       Shares     price
                                                     ----------   ----------
Options outstanding at beginning of year .........         -0-        -0-
 Granted .........................................     1,675,000      $.25
 Exercised .......................................         -0-         -0
 Cancelled or forfeited ..........................     ( 200,000)     (.25)
 0ptions outstanding at end of year ...............    1,475,000      $.25
                                                         =======     =======
Exercisable ......................................       650,434      $.25
                                                         =======     =======
The weighted average grant date fair value of options granted during the year ended December 31, 2000 was $0.25





                      Options outstanding                  Options exercisable
               ------------------------------------------  ------------------
               Number         Weighted-                    Number
               outstanding    average       Weighted-      exercisable  Weighted
  Ranges of    as of          remaining     average        as of        average
  exercise     December 31,   contractual   exercise       December 31, exercise
  prices       2000           life          price          2000         price
------------   ---------     -------------  -----------    ----------   ----------
   .25         1,475,000          2.7            .25         650,434     .25


NOTE M - RELATED PARTY TRANSACTIONS

During the period from April 6, 1998 to December 31, 1998, the Company (Voyager) issued 3,800,000 shares of common stock at a value of $38,000 to the founders of the Company in order to reimburse them for a like amount of incorporation costs. In addition, the Company (Voyager) issued 200,000 shares of common stock at a value of $200 to companies controlled by directors for the acquisition of Voyager Film Sales Inc. (See Note A).

During 1999, the Company sold 11% of Street Solid to a related party. (See Note D). On May 10, 2000, the Company made and investment in a company controlled by a consultant to the Company
(see Note K3-k).


NOTE N - SUPPLEMENTAL DISCLOSURES OF NONCASH
     FINANCING AND INVESTING ACTIVITIES

The significant noncash transactions for the year ended December
31, 1999 was as follows:

1. in January 1999 in order to complete the acquisition of Voyager, the Company issued 7,788,840 common shares (and a commission of 1,500,000 shares) (see Note D).

2. In January 1999, the Company issued 1,173,509 common shares to acquire Street Solid. The value of the shares issued was estimated to be $1,598,280 (see Note D-2).

Payforview.com Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2000 and 1999


NOTE N (continued)

     In connection with such acquisition, liabilities assumed were $198,000.

3. The Company issued 1,102,500 common shares valued at $3,067,400 towards the acquisition of licenses and rights (see
Note E-1 -3).

4. The Company issued 4,055,333 common shares valued at $2,167,212 for services rendered. (See Note K-3b. - f.)

5. The Company issued 200,000 shares valued at $342,000 towards the acquisition of software. (See Note K-3a.)

6. The Company issued 200,000 shares valued at $60,000 for fees incurred for advertising. (See Note K-3d.)

7. The Company issued 22,837,005 common shares upon the conversion of 827,500 of convertible debentures.

The significant non-cash transactions for the year ended December
31, 2000 were as follows:

8. In January 2000, holders of $172,500 of convertible debentures exchanged such debentures into 6,900,000 shares of the Company's common stock. (see Note J)

9. In February 2000, the Company issued an aggregate of 3,000,000 shares of common stock valued at $2,934,000 to officers and consultants. (see Note K-3i)

10. In February 2000, the Company issued 335,000 shares in payment of transaction costs related to the MAS acquisition. (see
Note K-3j)

11. In May 2000, the Company invested 2,000,000 shares that were valued at $1,000,000, as part of its investment in Turn-Key
Entertainment LLC. This investment was subsequently written down to zero as of June 30, 2000 (see Note K-3j)

12. As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed through June 30, 2000. No additional compensation was required to be recorded during the remainder of the year ended December 31, 2000. (see Notes K-3c and K-3e)

13. On August 31,2000 the Company issued warrants to purchase 2,000,000 shares of common stock to an investment bank in connection with a proposed financing at an exercise price of $.28 per share, subject to adjustment under certain conditions. The Company valued such warrants at $600,000 based on a Black-Scholes pricing model, and included these warrants in deferred offering costs. (see Note K-3m)

14. In December, 2000 the Company issued 1,000,000 shares to Destiny in connection with a settlement of an outstanding lawsuit. Through December 31, 2000, approximately 210,000 shares have been liquidated, for net proceeds to Destiny of $24,935.(see Note D)

15. In May 2000, the Company sold 1,280,000 of the 1,500,000 shares placed in escrow in connection with the Voyager acquisition for proceeds of $899,502 of which 850,000 was used to settle a debt of 1,050,151.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999




NOTE O- INCOME TAXES

The Company had net losses for tax purposes during the period from April 6, 1998 (inception) to December 31, 2000
Accordingly, no income tax provision has been recorded in the consolidated financial statements for any period presented.

The Company's total deferred tax asset is as follows:

                              December 31,
                               1999            2000
                            ----------     ---------

     Prepaid expenses        $  47,000        14,000
     Net operating loss
      carryforwards          2,112,000     6,247,000

     Valuation allowance    (2,059,000)   (6,261,000)
                             ----------    ---------
                            $        -    $       -
                             ==========    =========


The Company has net operating loss carryforwards of approximately $16,017,000 as of December 31, 2000. Pursuant to United States Federal income tax regulations, the Company's ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code. The valuation allowance against the deferred tax assets increased to $6,261,000 from $2,159,000 during the year ended December 31, 2000 due to additional losses during the development stage and an over (under) accrual adjustment. A full valuation allowance has been recorded since the Company does not believe that evidence is more likely than not that these benefits will be realized.


The net operating loss carryforwards expire as follows:

               2018           $   275,000
               2019             6,807,000
               2020             8,935,000
                              -----------
                              $16,017,000

A reconciliation of income tax benefits computed at the Federal statutory rate to the income taxes recorded in the Company's financial statements is as follows:

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999


                                                                      Cumulative
                                                                      Amounts for
                                                                      The period
                                    Years ended                       April 6, 1998
                                    December 31,                      (inception) to

                                                                      December 31,
                                                                      2000
                                1999           2000
                         -----------------------------                --------

Federal tax benefit
 at statutory rate       (3,223,000)        (3,038,000)               (6,355,000)
State and local taxes      (263,000)          (417,000)                 (690,000)

Loss from Street Solid      359,000             --                       359,000
Bacchus impairment loss     959,000             --                       959,000

Interest charge for
 beneficial conversion
 feature in convertible
 debt                       113,000             --                       113,000

Change in valuation
 allowance                2,055,000          4,102,000                 5,644,000

Over (under) accrual
Adjustment                                    (647,000)                 (647,000)
                          ---------          ----------                ----------
Income taxes per
 financial statements     $    --            $  ---                    $   ---
                          =========          ==========                ==========

NOTE P- COMMITMENTS AND CONTINGENCIES

1.   Leases

     The Company leases office space in New York under a non-cancelable operating lease, which expires in 2005. Rent expense for the years ended December 31, 1999 and 2000 was $71,967 and $181,200 respectively.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2000 and 1999



NOTE P (continued)

     Future minimum rent commitments under the above lease are as follows:

          Year ending December 31,
          2001                               $ 180,354
          2002                                 185,457
          2003                                 190,713
          2004                                 196,126
          2005                                  99,437
                                             -------------

                                             $ 852,087
                                             ==========

2.   Agreements With Officers

a) The Company signed a one-year agreement dated January 5, 1999 with its President, providing aggregate annual compensation of $60,000. This agreement was renewed in 2000 for a period of one year, increasing the aggregate annual compensation to $120,000. The agreement is expected to be renewed again in 2001 with certain modifications. The agreement contains other customary provisions.

b) The Company signed a one-year agreement in March, 2000 with its Chief Financial Officer, providing aggregate annual compensation of $125,000. The agreement contains other customary provisions.

c) The Company signed a one-year agreement in March 2000 with its Chief Marketing Officer, providing aggregate annual compensation of $125,000, and a performance based annual bonus of $25,000. The agreement contains other customary provisions.

3.   Consulting Agreement

     On October 1, 1999, the Company entered into a consulting agreement with an individual, which expires on December 31, 2002, which provides to such consultant aggregate annual consulting fees (including minimum bonuses) of $375,000, $437,500 and $500,000 and provides for additional bonuses if certain targets are met. Additionally, the agreement granted 1,800,000 shares of common stock to such consultants, which were issued on October 1, 1999. The consultant is required to act on a "best-efforts" basis to pursue certain goals for the Company. (See Note K 3f.)

4. Litigation

     The Company has settled litigation with Destiny Music in relation to Street Solid (see Note D). The Company is subject to other litigation arising in the normal course of business. The Company does not believe the outcome of the litigation will have a material impact on the Company's financial position and results of operations.

NOTE Q  SUMMARIZED FINANCIAL INFORMATION OF INVESTEE

Summarized financial information for the company's investment in Turn-Key Entertainment LLC in which the Company owns a 25% share is as follows as of December 31, 2000 and for the year then ended:

Assets        $1,432,000

Liabilities   $    -

Equity        $1,432,000

Net loss      $ (222,000)


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None

ITEM 9.D  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

(a) Directors and Executive Officers:

     All directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Articles of Incorporation of the Registrant. Executive officers are appointed and serve at the pleasure of the Board of Directors.

     The following persons are the current directors and executive officers of the Company:

MARC A. PITCHER - President, Chief Operating Officer and Director
Date Position Commenced: January 4, 1999
Term of Office: Expires December 31, 2001
Address: 219 East 69th Street, PHF, New York, New York 10021
Age: 32

Employment History:  January 4, 1999 - Present, PayForView.com,
Internet Company, President; August 1998 - October 1999,
Professional Business Interiors, Interior Design/Construction
Project Manager; June 1992 - May 1998, Future Business Center,
Commercial Office Leasing, partner, operations manager.

DAN SCOTT - Chief Marketing Officer and Director
Date Position Commenced: April 2000
Term of Office: Expires March 31, 2001
Address: 289 Bilmar Place, Englewood, New Jersey 07631
Age: 35

Employment History: April 2000 - present, PayForView.com, Internet Company, Chief Marketing Officer; March 1999 - April 2000, Self Employed, Internet Industry, Consultant; November 1996
- March 1999, 3BTV Productions, Multimedia Production Company, Vice President Marketing; April 1986 - May 1994, QVC, Television Shopping Channel, Multimedia Marketing Director.

GEORGE MELLIDES - Chief Financial Officer
Date Position Commenced: May 2000
Term of Office: Expires April 30, 2001
Address: 61 Green Way, Allendale, New Jersey 07401
Age: 59

Employment History: May 2000 - present, PayForView.com, Internet Company, Chief Financial Officer; January 1999 - April 2000, Dreman Value Management, Investment Advisors, Chief Financial Officer; January 1997 - December 1998, Laidlaw Global Securities, Money Managers, Chief Financial Officer; November 1995 - December 1996, George Davidson, Data Processing, Chief Financial Officer.

SCOTT SHULTZ - Director
Term of Directorship: One year
Address: 328 West 96th Street, #2B, New York, New York 10025
Age: 38

Employment History: June 2000 - present, Turn-Key Entertainment, Internet Company, Vice President Business Development; March 1999
- June 2000, Prudential, Financial Services, Client Representative; February 1998 - March 1999, Self Employed, Cable and Satellite Industry, Consultant; January 1994 - February 1998, Primetime 24, Satellite Broadcaster, Vice President Sales and Marketing.

Michael Grimes  Director
Term of Directorship: One Year
Address:  Tannich Hillside Terrce, Cave Hill, St Michael,
Barbados, W.I.
Age: 38

Employment History: 1992 - present, MDC Corporate Services,
Accounting and Consulting Company, Founder and Manager; 1982 -
1992, Coopers and Lybrand, Accounting and Consulting Company,
Audit Supervisor.

Rick Marech  Director
Term of Directorship: One Year
Address: 120 East 29th Street, New York, New York  10016
Age: 39

Employment History: March 2001 - present, Goodkind Group, Executive Search Firm, Marketing Manager, 1999- 2001, Universal Capital, Liquidation Company, Managing Director, 1982 - 1999, Fox Liquidations, Liquidation and Asset Valuation Company, Founder and Manager.

(b) There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

                     ITEM 10. EXECUTIVE COMPENSATION

                      SUMMARY COMPENSATION TABLE
                  Year ended December 31, 2000 and 1999

                                                                 Long Term Compensation
                            Annual Compensation                      Awards Payouts
               --------------------------------------   -------------------------------------
Name and       Year   Salary($)    Bonus($)  Other      Restricted    Securities    All other
Principal                                    annual     stock awards  underlying    compensation
position                                     compensa-                options/SARs  ($)
                                             tion                     (#)

----------------------------------------------------------------------------------------------

Marc A.
Pitcher        2000  120,000       0         6,000       700,000      500,000        0
(President,    1999   60,000       20,000    6,000       0            0              0
COO & Director)

Dan Scott
 (Chief        2000  125,000       0          0           0           125,000        0
 Marketing
 Officer
 & Director)   1999  0             0          0           0            0             0

Scott Shultz
(Director)     2000  0             0          0           0           100,000        0

George
Mellides       2000  120,000       0          0           100,000      0             0
(Chief
Financial
Officer)       1999  0             0          0           0            0             0

                                OPTIONS GRANTED TO OFFICERS DURING
                                FISCAL YEAR ENDED DECEMBER 31, 2000


                 Number of     % of Total
                 Securities    Options/SARs
                 Underlying    Granted to
                 Options/SARs  Employees in    Exercise or  Expiration
Name             Granted       Fiscal Year     Base Price   Date          5%($)    10%($)
----             -------       -----------     ----------   ----          -----    ------
Marc Pitcher     500,000       30%             $0.25        7/25/2003

George Mellides  100,000       6%              $0.25        7/25/2003

Dan Scott        125,000       7%              $0.25        7/25/2003


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 1999 and 2000, except as set forth in the Summary Compensation Table.

Long-Term Compensation

     We have implemented an Employee Option Plan for our officers, directors and certain key consultants.

     On July 13, 2000, our Board of Directors approved a stock option plan ("the Plan") and reserved 12 million shares of our common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, we issued 1,675,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. One fourth of these options vest immediately, with the remainder vesting over a three-year period. The options expire in July 2003.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Officer Contracts

     Between January 2000 and March 2000 we extended an existing contract, with certain amendments, for our President, Marc Pitcher, and we entered into two new contacts with two key officers of the Company, Dan Scott, Chief Marketing Officer and George Mellides, Chief Financial Officer. The remuneration for each is as follows:

Marc Pitcher - Term of contract one year. Annual salary $120,000. Monthly Vehicle allowance of $500. Bonus of $20,000 upon receipt by the Company of financing not introduced by an outside third party of between $2 Million and $10 Million. Bonus of $50,000 based upon individuals successful effort to find and secure financing for the Company of more than $10 Million.

Dan Scott - Term of contract one year.  Annual salary $125,000.
Bonus of $25,000 based upon certain performance.

George Mellides - Term of contract one year.  Annual salary
$120,000.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company, as of the date of this filing, to be the beneficial owner of more than five percent of any class of our voting securities:

Title of    Name and address       Amount and nature       Percentage
class       of beneficial          of beneficial           of class
            owner                  ownership(1)

Common      Argel Holdings, Ltd.   3,120,250               5.3%


            55 Frederick Street    (affiliate)
            Nassau, Bahamas


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


     (b) Security ownership of management. The table below sets forth the ownership, as of the date of this filing, by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group.



Title of     Name and address         Amount and nature        Percentage
class        of beneficial            of beneficial            of class
             owner                    ownership(1)

Common       Marc A. Pitcher          856,250(2)               1.3%
             219 East 69th St., PHF   (affiliate)
             New York, New York 10021

Common       Dan Scott                 59,121(3)               0.0%
             289 Bilmar Place         (affiliate)
             Englewood, New Jersey

Common       Scott Shultz              44,097(4)               0.0%
             328 West 96th St., 2B    (affiliate)
             New York, New York 10025

Common       George Mellides           44,097(5)               0.0%
             61 Green Way             (affiliate)
             Allendale, New Jersey

Common       All Officers and         1,325,434                1.5%
             Directors as a
             Group

     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     (2) Includes 222,485 options vested under the Company's Stock
Option Plan.

     (3) Includes 55,121 options vested under the Company's Stock
Option Plan.

     (4) Includes 44,097 options vested under the Company's Stock
Option Plan.

     (5) Includes 44,097 options vested under the Company's Stock
Option Plan.


     There are no agreements between or among any of the shareholders which would restrict the issuance of shares in a manner that would cause any change of control of the registrant. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 10, 2000, we made a strategic investment of $1,400,000 in cash plus 2,000,000 shares of our restricted common stock to purchase a 25% interest in Turn-Key Entertainment, LLC, a company controlled by one of our consultants, whose plan is to develop an online streaming media product that is synergistic with our core business. Turn-Keys operations consisted of
building a website and other development costs.   As part of our
investment, we secured the right to participate in future financings by Turn-Key. Sid Amira, one of our consultants, owns the remaining 75% of Turn-Key. The decision to invest in Turn-Key was ratified by our Board of Directors in May, 2000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     The following is a list of exhibits filed and/or incorporated by reference as part of this Annual Report:

Exhibit
Number    Exhibit Description
--------  -------------------

3.1*      Restated Articles of Incorporation.

3.2*      Articles of Incorporation of Sierra Gold
          Corporation, dated August 26, 1988.

3.3*      Certificate of Amendment of Articles of
          Incorporation, dated September 16, 1998, increasing the number of shares of the registrant to twenty-five million at $0.0001 par value and a resolution declaring a 500-for-1 forward stock split.

3.4*      Certificate of Amendment of Articles of
          Incorporation, dated December 29, 1998, changing the name of the registrant from SIERRA GOLD
          CORPORATION to PAYFORVIEW.COM CORP., and authorizing a 2-for-1 forward stock split to be effective January 15, 1999.

3.5* Board Resolution authorizing 3-for-2 forward stock split to be effective April 9, 1999.

3.6*      Bylaws, adopted on August 26, 1988.

4.1* Commitment Warrant Agreement to purchase 2,000,000 shares between the Company and Swartz Private
          Equity, LLC, dated August 31, 2000.

4.2*      Commitment Warrant Side Agreement between the
          Company and Swartz Private Equity, LLC, dated
          August 31, 2000.

4.3*      Registration Rights Agreement between the Company
          and Swartz Private Equity, LLC, dated August 31,
          2000

5.1* Opinion of Dieterich & Associates regarding the validity of the common stock.

10.1* Employment Agreement between the registrant and Marc Pitcher for Employment as President, dated
          January 3, 1999.

10.2* Long Form Agreement completing purchase of Voyager assets by the registrant, dated January 5, 1999.

10.3*     Letter of Intent respecting plans to purchase or
          merge with Bacchus Entertainment ("Bacchus"), and
          fund Bacchus acquisition plans, dated January 29,
          1999

10.4* Service Agreement between ITV.Net and the registrant for the provision of Internet broadcasting services and technology by ITV.Net to The registrant for a fixed rate and term, dated
          March 11, 1999.

10.5* Internet Broadcast Agreement between the registrant and Sportsworld Network (Australia) Pty
          Limited for several Sports related clips and highlights dated March 25, 1999.

10.6* Reel Media License for Internet broadcast to 750 film library.

10.7*     Contract between Sage Entertainment Inc. and the
          registrant for professional, entertainment
          industry consulting services, dated March 29,
          1999

10.8*     Turn-key Entertainment Investment Agreement

10.9*     Investment Agreement between the Company and
          Swartz Private Equity, LLC, dated August 31, 2000.

10.10*    Acknowledgment and Agreement with Swartz Private
          Equity, LLC, dated August 31, 2000

23.1 Consent of Dieterich & Associates (Included in their opinion filed as Exhibit 5.1 hereto).

23.2      Consent of Grant Thornton LLP.

     *filed with Registration Statement on Form SB-2 dated
      November 21, 2000.




SIGNATURES


     Pursuant to the requirements of the Securities Act, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10KSB and has duly caused this Registration Statement on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2001.


                         PayForView.com Corp.



                         By:  /s/  Marc Pitcher
                                   --------------------------
                                   Marc Pitcher
                                   President, COO & Director




SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                Title                    Date
---------                -----                    ----

/s/ Marc Pitcher         President, COO &         March 28, 2001
Marc Pitcher             Director

/s/ George Mellides      Chief Financial          March 28, 2001
George Mellides          Officer

/s/ Dan Scott            Chief Marketing          March 28, 2001
Dan Scott                Officer & Director

EXHIBIT 23.2   CONSENT OF GRANT THORNTON LLP.


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated March 9, 2001, accompanying the consolidated financial statements of PayForView.com Corp. included in the Annual Report Form 10-KSB for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statement on Form S-8 ( No.333-49518), effective November 8, 2000.



     GRANT THORNTON LLP


     New York, New York
     March 9, 2001