Form 10QSB
period 2001-03-31
PAYFORVIEW MEDIA HOLDINGS GROUP CORP
filed 2001-05-15
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                         FORM 10-QSB

  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934 for the
  Quarterly period ended March 31, 2001.

                                  OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


              Commission File Number: 0-27161

           -----------------------------------
          PAYFORVIEW MEDIA GROUP HOLDINGS CORP.
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


                     PAYFORVIEW.COM, INC.
      (Former name, former address and former fiscal year, if changed since last report)


  Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]    NO [ ]

  As of March 31, 2001: 3,059,550 shares of the Company's
  Common Stock were issued and outstanding.

  TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


  Part I.   Financial Information
  -------
  Item 1.   Financial Statements (unaudited)

  Item 2.   Managements Discussion and Analysis or Plan of
            Operation


  Part II.  Other Information
  --------
  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to Vote of Security
               holders

  Item 5.   Other Information

  Item 6.   Exhibits and reports on form 8-K

            SIGNATURES

                                PART I

  ITEM 1.  FINANCIAL STATEMENTS


                           C O N T E N T S


                                                    Page

  Condensed Consolidated Balance Sheets              F-2

  Condensed Consolidated Statements of Operations    F-3

  Condensed Consolidated Statements of
  Cash Flows                                         F-4

  Condensed Consolidated Statement of Changes
  in Stockholders' Equity                         F-5 - F-6


  Notes to Condensed Consolidated
  Financial Statements                            F-7 - F-11

           PayForView Media Group Holdings Corp.
               (formerly PayForView.com Corp)
               (a development stage company)

           CONDENSED CONSOLIDATED BALANCE SHEETS


                               December 31,   March 31,
  Assets                         2000*           2001
                                            (unaudited)


  Cash and cash equivalents    $ 610,968      $ 203,812
  Prepaid expenses                 1,500          1,500
                               ------------   -----------
  Total Current Assets           612,468        205,312

  Fixed assets, net              412,654        392,147
  Deferred offering costs        525,000        475,000
  Intangible assets, net          92,748         83,123
  Capitalized website
   development costs, net        267,479        235,680
  Other assets                   183,571        187,407
                               ----------     ---------
                               2,093,920      1,578,669
                               =========       ========


                        LIABILITIES AND STOCKHOLDER'S
                                  EQUITY

                               December 31,      March 31,
                                 2000*              2001
                                               (unaudited)



  Accounts payable             $  64,735      $   56,495
  Accrued consulting fees         53,009               -
  Accrued bonus                  193,751          21,875
  Liabilities from
    discontinued
    operations                   275,065         232,997
                               ----------      ----------
  Total Current Liabilities      586,560         311,367

  Liabilities to be paid
  In common stock                        -       738,751

  Stockholders' equity
   Common stock
   Authorized, 100,000,000 common
   shares with a par value of
   $0.0001; issued and
   outstanding,2,984,533
   and 3,059,550  shares,
   respectively                      298             306

  Additional paid-in capital  20,296,144      20,336,174

  Shares issued to Destiny       (98,750)        (30,000)

  Deficit, accumulated during
   the development stage     (18,690,332)    (19,777,929)
                              -----------     ----------
  Stockholders' equity
                               1,507,360         528,551
                              -----------     ----------
                              $2,093,920     $ 1,578,669
                               ==========     ==========
  *Derived from audited financial statements.
  The accompanying notes are an integral part of these
  statements.

                           F-2
         (format change)

                        PayForView Media Group Holdings Corp.
                            (formerly PayForView.com Corp)
                            (a development stage company)

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Cumulative from
                               Three months ended               April 6, 1998
                                   March 31,                    (inception) to
                               --------------------             March 31
                                2000         2001                 2001
                               ---------   --------             --------------
 Costs and expenses
   Selling, general and
     administrative Expenses   $4,289,458  $1,024,450           $10,172,383
   Amortization of licenses
     and Goodwill                   6,799      41,427               473,014
   Investment expense                                             2,410,000
   Loss on impairment                   -           -             4,247,022
   Interest expense                     -           -               348,631
   Interest income                (33,295)     (4,962)             (119,727)
                               ----------  ----------           -------------
 Total costs and expenses       4,262,962   1,060,915            17,531,323
                               ----------  ----------           -------------
 Loss from continuing
   operations                  (4,262,962) (1,060,915)          (17,531,323)
                               ----------  ----------           -------------

 Discontinued operations
 (Street Solid Records)
 Loss from operations                   -           -           ( 1,056,167)
 Loss on disposal                       -     (26,682)           (1,390,590)
                               ----------   ---------           --------------
 Loss from discontinued
   operations                           -     (26,682)          ( 2,446,757)
                               ----------   ---------           --------------
 Loss before extraordinary
   item                        (4,262,962) (1,087,597)          (19,978,080)

 Extraordinary item - gain on
  extinguishment of debt
  (Note D)                                                          200,151
                              -----------   ---------           --------------
 Net Loss                     $(4,262,962) (1,087,597)          (19,777,929)
                               ==========   =========           ==============

 Basic and diluted loss per
   share:
   Continuing operations      $   ( 1.59)  $    (.35)           $    (10.53)
   Discontinued operations             -        (.01)                ( 1.47)
   Extraordinary item                  -           -                    .12
            ______            ----------   ----------           -------------
 Basic and diluted loss
   per share                  $    (1.59)  $   (. 36)           $    (11.88)
                              ==========   ==========           ===========

 Weighted-average shares
   Outstanding
   Basic and diluted           2,689,013    3,045,367             1,665,219
                              ==========   ==========           ===========
 The accompanying notes are an integral part of these statements.

PayForView Media Group Holdings Corp.
(formerly PayForView.com Corp)
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          Cumulative
                                         amounts from    Three months ended
                                         April 6,1998   March 31       March 31
                                         inception) to  2001           2000
                                         March 31,2001
                                         -------------  ------------   ------------

 Cash flows from operating activities    $ (4,262,962)  $ (1,060,915)  $(17,531,323)
       Loss from continuing operations

 Adjustments to reconcile net loss
  to cash used in operating activities
      Depreciation                              3,420         20,504        111,201
      Amortization of licenses
        and goodwill                            4,895         41,427        473,014
      Amortization of deferred
        offering costs                              -         50,000        125,000

      Common stock to be issued
        for services and
        transaction costs                   3,547,231        540,188      8,952,351

      Noncash investment expense                    -              -      2,410,000


 Noncash interest expense                           -              -        333,333

 Changes in other operating
       assets and liabilities

      Prepaid expenses                        (89,224)             -        (51,500)
      Due from related party                  (18,077)             -              -
      Other assets                           (177,840)        (3,836)      (137,207)
      Accounts payable
       and accrued expenses                  (174,861)       (39,374)       222,121
                                            ----------      ---------     ----------
 Net cash used in operating
   activities of continuing operations     (1,167,418)      (452,006)    (5,093,010)
                                            ----------      ---------     ----------
 Net cash used in operating
       activities of discontinued
       operations                                   -              -       (657,080)
                                            ----------      ---------     ----------
 Cash flows from investing
 Activities
   Payments for website costs                 (86,898)             -       (306,072)
   Payment of settlement costs
     Relating to sale of
     Discontinued Operations                  (58,000)             -        (83,000)
   Payment for licenses and rights                                          (84,270)
   Proceeds from sale of -
     Discontinued operations                        -              -        250,000
   Investment in Turn-Key
     Entertainment LLC                              -              -     (1,400,000)
   Acquisition of fixed assets                (33,416)             -       (161,351)
                                            -----------     ---------     ----------
   Net cash (used in investing
     activities                              (178,314)             -     (1,784,693)
                                            -----------     ---------     ----------

 Cash flows from financing activities

   Issuance of common stock                 5,159,000         44,850      5,638,842
   Proceeds from liquidation
     of shares in escrow                            -              -         49,602
   Proceeds from loan payable                       -              -      1,050,151
   Repayment of loan payable
   Proceeds from convertible
     debenture                                      -              -      1,000,000
                                           -----------    -----------    -----------
   Net cash provided by
     financing activities                   5,159,000         44,850      7,738,595
                                           -----------    -----------    -----------
   Net change in cash and
       cash equivalents
       during the period                    3,813,268      ( 407,156)       203,812

 Cash and cash equivalents,
   beginning of period                        342,004        610,968              -
                                           -----------    -----------    -----------

 Cash and cash equivalents,
  end of period                           $ 4,155,272     $  203,812     $  203,812
                                           ===========    ===========    ===========

 Supplemental disclosures of cash
  flow information:

  Cash paid during the period for
    Interest                              $         -     $        -     $   15,298
                                           ===========    ===========    ===========

 Supplemental disclosures of noncash financing and investing activities (Note F)
 The accompanying notes are an integral part of these statements.

Payforview.com Corp. and Subsidiaries
(formerly Sierra Gold Corporation)
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

Period from April 6, 1998 (inception) through September 30, 2000


                                                                Deficit,    Destiny
                                                                accumulated Liability
                         Common Stock issued     Additional     during the  Valuation
                        ---------------------    paid-in        development Account
                          Number       Amount    capital        stage                 Total
                        ----------------------------------------------------------------------


Balance,
 April 6, 1998             $       -      $   -     $       -       $       -           $       -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services         190,000         19        37,981               -              38,000

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                   10,000          1           199               -                 200

Capital stock of Voyager
 International Entertainment
 Inc. issued for cash         16,357          2       112,490               -             112,492

Net loss                           -          -             -        (275,528)           (275,528)

----------------------------------------------------------------------------------------------

Balance,
 December 31, 1998           216,357         22       150,670        (275,528)           (124,836)

Capital stock of
 Payforview.com Corp.
 at January 5, 1999          187,500         18           982               -               1,000

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.          389,442         39         1,521               -               1,560

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission         75,000          8           ( 8)              -                   -

Cancellation of
 Voyager shares           (  216,357)      ( 22)           22               -                   -

Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.                58,675          6     1,598,274               -           1,598,280

Issuance of shares for
 acquisition of
 licenses and rights          55,125          5     3,067,395               -           3,067,400

Issuance of shares for
 services                      6,100          1        77,835               -              77,836

Issuance of shares for
 consulting services          90,000          9       652,491               -             652,500

Issuance of shares for
 consulting services          16,667          2        49,998               -              50,000

Issuance of shares for
 financial advisor
 services                     90,000          9     1,386,867               -           1,386,876

Issuance of shares for
 acquisition of Software      10,000          1       291,999               -             292,000

Issuance of shares for
 advertising                  10,000          1        59,999               -              60,000

Issuance of shares upon
 conversion of debt        1,141,850        114       827,386               -             827,500

Allocation of proceeds
 of convertible debt to
 additional paid-in-capital        -          -       333,333               -             333,333

Issuance of shares
 for cash                     27,027          3        99,997               -             100,000

Shares held in escrow
 with attorney relating
 to debentures                12,500          1           ( 1)              -                   0

Net loss                                                           (9,479,413)         (9,479,413)
------------------------------------------------------------------------------------------------

Balance
December 31, 1999          2,169,886        217     8,598,760      (9,754,941)         (1,155,964)


Issuance of shares for
 cash, net of share
 issuance costs
 (unaudited)             $   180,500      $  18    $5,381,482     $        -           $5,381,500

Issuance of shares for
 convertible debt
 (unaudited)                 150,000         15       172,465               -             172,500

Shares issued to
 officers and consultants
 for services (unaudited)    150,000         15     2,933,985               -           2,934,000

Shares issued for
 acquisition of MAS
 Acquisition Corporation
 (unaudited)                  16,750          1            30               -                  31

Shares issued for
 transaction costs for MAS
 Acquisition Corporation
 (unaudited)                  16,750          1       375,199               -             375,200

Shares issued for
 investment in Turn-Key
 Entertainment
 (unaudited)                 100,000         10       999,990               -           1,000,000

Proceeds from sale of
 64,000 shares of the
 75,000 shares held in
 escrow from Voyager               -          -       899,602               -             899,602
 acquisition

Cancellation of remaining
 escrow shares(unaudited)  ( 11,000)        ( 1)            1               -                   -

Additional compensation
 for services performed           -           -       117,000               -             117,000

Warrants issued for commitment
 Fees                             -           -       600,000               -             600,000

Stock options issued for
 Services                         -           -        82,232               -              82,232

Cancellation of partial shares
 Related to Bacchus        ( 20,853)        ( 2)            2               -                   0

Cancellation of shares held
 in Escrow relating to
 debentures                ( 12,500)        ( 1)            1               -                   0

Shares issued for Destiny
 legal Settlement            50,000           5       135,395                             135,400

Liability Valuation
 Account for Destiny              0          0                              (98,750)      (98,750)

Net loss                                           (8,935,391)                         (8,935,391)
                                       ----------------------------------------------------------

Balance,
 December 31, 2000        2,984,533        298     20,296,144   (18,690,332)(98,750)   $1,507,360

                          ==========     ======    ==========
===============================
Issuance of common stock
 equity line of credit       34,500          4         44,846                              44,850

Stock held by investment
 banker (unaudited)
 Compensation expense for
 stock options (unaudited)   40,500          4             (4)                            (29,879)


Warrants Issued for
 inestment banking
 fees (unaudited)                                      21,067                              21,067

Proceeds received by Destiny
 Music from previously
 issued shares (unaudited)                                                    42,068       42,068

Estimated loss for shares
 held by Destiny Music
 for future sale (unaudited)                                                  26,682       26,682

Net loss for the three months
 March 31, 2001 (unaudited)                                     (1,087,597)            (1,087,597)


Balance, March 31, 2001
(unaudited)               3,059,533       306     20,336,174   (19,777,929)  (30,000)    528,551


The accompanying notes are an integral part of this statement.

       (format change)

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Three months ended March 31, 2000 and 2001
                               (unaudited)

NOTE A - ORGANIZATION OF THE COMPANY AND
     NATURE OF BUSINESS

The Company was incorporated on August 26, 1998 under the name Sierra Gold Corporation. On January 4, 1999, Sierra Gold Corporation changed its name to Payforview.com Corp. The Board of Directors approved on April 17, 2001 to change the name of the Company from PayForView.com Corp to PayForView Media Group Holdings Corp. ("the Company") Effective April 24, 2001, the new trading symbol is PMGH.

On January 5, 1999, the Company issued 389,442 common shares (plus 75,000 shares held in escrow as commission), in exchange for the issued and outstanding shares of Voyager International Entertainment Inc. ("Voyager"). Voyager was incorporated on April 6, 1998 in Nevada. As a result of the share exchange, control of the combined companies passed to the former shareholders of Voyager. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Voyager. Recapitalization accounting results in consolidated financial statements of Voyager being issued under the name of Payforview.com Corp. and Subsidiaries, but are considered a continuation of Voyager. No goodwill or other intangible assets were recognized in connection with such recapitalization.

On January 15, 1999, the Company implemented a two-for-one forward stock split. On April 9, 1999, the Company implemented a three-for-two forward stock split. On March 29, 2001 the Board of Directors approved a reverse split of twenty-for one effective with the close of business on April 23, 2001. All share and per share amounts in the financial statements have been retroactively restated to give effect to all of the above splits.

In February 2000,the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 16,750 shares of its common stock. Additionally, the Company incurred transaction costs relating to this acquisition, and settled such cost by issuing 16,750 shares and paying cash of $100,000, which resulted in an aggregate charge to expense of $475,000 in the first quarter of 2000. This acquisition was accounted for at the historical basis of the assets of MAS (which were $31) since there was no business acquired. No goodwill or other intangibles were acquired.

The Company is considered a development stage company as its planned principal operations have not yet commenced. Presently, the Company is developing an internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis. It is also marketing a rich and streaming media advertising product, and is developing certain traditional media business opportunities in film, broadcasting, and sports marketing.


NOTE B - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

Information in the accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 and the cumulative amounts from April 6, 1998 (inception) through March 31, 2001 is unaudited and has been prepared in accordance with accounting principles generally acceptable in the United States of America applicable to interim financial information and the rules and regulations

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

               Three months ended March 31, 2001 and 2000
                               (Unaudited)

NOTE B (continued)

promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements included in its Annual Report on Form 10KSB for the year ended December 31, 2000. In the opinion of the Company's management, the March 31,2001 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three months ended March 31, 2001 and 2000

NOTE B (continued)

 Additionally, as of March 31, 2001, the Company had recurring net losses, a deficit accumulated in the development stage and limited working capital. As of March 31, 2001 the Company had approximately $204,000 in cash.

On November 21, 2000 the Company filed a shelf registration for the private placement of shares having aggregate market value not to exceed $40,000,000. An aggregate of 34,500 shares have been sold in 2001 for gross proceeds of approximately $45,000.

The Company's future operations are dependent upon the markets acceptance of its media and advertising products and services. There can be no assurance that the Company's products and services will be able to secure market acceptance.

The Company is likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Drawdowns on this equity line are subject to market factors, and there can be no assurance that the Company will be able to draw down funds from such line.

Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private. However, there can be no assurance that future discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to the Company when needed, the Company may be required to scale back its website development, marketing and administrative activities and its business and financial results and condition could be materially and adversely affected. As of March 31, 2001, the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001

The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurance that any of these opportunities will be successful.

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three months ended March 31, 2001 and 2000

NOTE C LOSS PER SHARE

 The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the conversion of debentures, and exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 68,750 outstanding stock options and 110,534 outstanding warrants as of March 31, 2001 were excluded from the loss per share calculation because the effect would be anti-dilutive. No warrants or options were outstanding as of March 31, 2000. All stock splits have been retroactively reflected in the loss per share calculations for all periods presented.(see Note A)

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three months ended March 31, 2001 and 2000

NOTE D - DISCONTINUED OPERATIONS

     As of March 31, 2001 and 2001 the following liabilities relating to Street Solid, an operation discontinued by the Company as of October 29, 1999, remained on the books of the Company.

                                                    March 31,
                                                2000          2001
 Amounts due to Destiny Music
                                            $  275,065      $ 232,997
                                               =======        =======

On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music ("Destiny") for $325,000 subject to adjustment to $350,000. In November 2000, a cash payment of $25,000 was made. The remainder of the obligation is payable in cash or at the option of the Company through the liquidation of shares held by Destiny. The settlement requires a minimum monthly payment to Destiny of $25,000 payable either in cash or through liquidation of stock. In connection with its purchase of Street Solid, the Company had assumed a liability of $198,000. Accordingly, an additional $127,000 was recorded in the third quarter of 2000 as additional loss on disposal of discontinued operations. As of December 31, 2000, an aggregate of 50,000 post-split shares were transferred to Destiny. Destiny is restricted under certain laws from selling these securities, except as permitted under such laws. As of December 31, 2000, the Company recorded approximately $12,000 of additional estimated losses relating to these shares. Additionally, the Company is required to transfer collateral of additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through March 31, 2001, 30,000 shares were liquidated for proceeds to Destiny of $66,733, which reduced the value of the Company's liability to Destiny and the contra-equity account. As of March 31, 2001, the Company estimated its remaining loss on this litigation settlement and recognized losses which were charged to discontinued operations, due to the decline in value of the shares of the Company held by Destiny between January 1, 2001 and March 31, 2001, aggregating $26,682. The Company will continue to estimate its remaining obligation pursuant to this litigation periodically and as of each reporting date, and adjust the account accordingly.

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 Three months ended March 31, 2001 and 2000

NOTE E - LIABILITIES TO BE PAID IN COMMON STOCK

           On March 29, 2001 the Board of Directors authorized the issuance of 1,127,844 of the Company's common shares that were valued as follows:


    Name              Shares     Purpose              Amount
-------------       ----------   ---------------   --------------

Sid Amira -
  Senior Consultant   176,138    Accrued Bonus
                                 As of 12/31/2000    $193,751(1)

Sid Amira -
  Senior Consultant   136,364    Contract Extension   150,000(1)

Marc Pitcher -
  President           136,364    Contract Extension   150,000(1)

Warren Wayne -
  Former Officer
  And Director        112,500    Contract
                                   cancellation       225,000(1)

Rick Marech and
Michael Grimes         10,000    Directors Shares      20,000(2)
                    ---------                       -----------
    Total             571,366                       $ 738,751
                     =========                       ===========

(1) Eligible for re-sale under S-8

(2) Restricted securities under Sec Rule 144

The shares were not issued as of March 31, 2001. All are included as long term liabilities as of March 31, 2001

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                Three months ended March 31,2001 and 2000


Note F     SUPPLEMENTAL DISCLOSURES OF NONCASH
           FINANCING AND INVESTING ACTIVITIES

In 1999, the following transactions occurred

1. In January 1999 in order to complete the acquisition of Voyager, the Company issued 389,442 common shares (and a commission of 75,000 shares) (see Note A).

2. In January 1999, the Company issued 58,675 common shares to acquire Street Solid. The value of the shares issued was estimated to be $1,598,280 (see Note D-1).

     In connection with such acquisition, liabilities assumed were $198,000.

3. The Company issued 55,125 common shares valued at $3,067,400 towards the acquisition of licenses and rights

4. The Company issued 202,767 common shares valued at $2,167,212 for services rendered.

5. The Company issued 10,000 shares valued at $342,000 towards the acquisition of software.

6. The Company issued 10,000 shares valued at $60,000 for fees incurred for advertising.

7. The Company issued 1,141,850 common shares upon the conversion of 825,500 of convertible debentures.

In 2000, the following transactions occurred

8. In January 2000, holders of $172,500 of convertible debentures exchanged such debentures into 345,000 shares of the Company's common stock.

9. In February 2000, the Company issued an aggregate of 150,000 shares of common stock valued at $2,934,000 to officers and consultants.

10. In February 2000, the Company issued 16,750 shares in payment of transaction costs related to the MAS acquisition.

11. In May 2000, the Company invested 100,000 shares that were valued at $1,000,000, as part of its investment in Turn-Key Entertainment LLC. This investment was subsequently written down to zero as of June 30, 2000

12. As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed through June 30, 2000. No additional compensation was required to be recorded during the remainder of the year ended December 31, 2000.

13. On August 31,2000 the Company issued warrants to purchase 100,000 shares of common stock to an investment bank in connection with a proposed financing at an exercise price of $1.40 per share, subject to adjustment under certain conditions. The Company valued such warrants at $600,000 based on a Black-Scholes pricing model, and included these warrants in deferred offering costs.

14. In December 2000 the Company issued 50,000 shares to Destiny in connection with a settlement of an outstanding lawsuit. Through March 31, 2001, approximately 30,000 shares have been liquidated, for net proceeds to Destiny of $66,733.

15. In May 2000, the Company sold 64,000 of the 75,000 shares placed in escrow in connection with the Voyager acquisition for proceeds of $899,502 of which $850,000 was used to settle a debt of $1,050,151.

In 2001, the following transactions occurred

16. In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and Put exercised in February 2001. The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

17. In March 2001, the Company agreed to issue additional shares for services. See note E for further discussion

NOTE G - ISSUANCE OF WARRANTS

    On February 27,2001 the Company issued additional warrants to purchase 10,534 shares of common stock , at an exercise price of $1.87 per share in connection with the equity agreement and put exercised in February 2001. The Company valued the warrants at $21,067 based on Black-Scholes pricing model. The warrants have been included in equity related financing costs.


NOTE H   OTHER EVENTS

    1. On March 15, 2001, the Company agreed to purchase an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%. Pursuant to the agreement, the Company will invest 545,455 shares in Turn-Key. As of March 31,
    2001, such investment had not yet been made.

    2. On March 29, 2001, the Company's Board of Directors decided to compensate two consultants for services to be performed in the future through the issuance of shares. An aggregate of 300,000 shares are expected to be issued to these consultants. As of March 31, 2001, no services have been performed and no shares have been issued.

    3. On March 12, 2001, the Company signed agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. No letters of agreement were signed before March 31, 2001.

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


DESCRIPTION OF BUSINESS.

PayForView Media Group Holdings Corp. is an integrated on-line and off-line broadcast entertainment and information, advertising and design company with broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, PayForView Media Group Holdings Corp. has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also uses its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owns several other interests. Turn-Key Entertainment, (in which the company owns a 25% interest) is building an on-line, pay-per-view industry product that is synergistic with the Company's core business. Voyager International Entertainment, a wholly owned subsidiary of the Company, intends to develop and package motion picture projects for production. Voyager Film Sales, a wholly owned subsidiary of the Company, is our foreign sales division for these projects. We intend to produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). In this manner, we will be able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence of old media with new media.

We continue to enter into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related programming.


Results of Operations.

General.

We have incurred a cumulative net loss in our development stage of approximately $19.8 million as of March 31, 2001. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our web site, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

     We anticipate that results of operations may continue to fluctuate significantly depending on, among other factors, the number of available subscribers who have access to high speed Internet connections, the costs associated with the streaming of video based content over the Internet, our ability to recruit and retain advertising clients, and our ability to successfully provide viewers with compelling and entertaining events. We anticipate our operating activities will result in substantial net losses while in our development stage and expect losses to continue for a period of time once we are in our operational stage.

Three months ended March 31, 2001 compared to three months ended March
31, 2000

Revenues.

     We had no revenues from continuing operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

     Selling, general and administrative expenses decreased to $1,024,450 for the three months ended March 31, 2001 from $4,289,458 for the three months ended March 31, 2000, which is a net decrease of $3,265,008. The decrease was primarily due to decreases in personnel costs, consulting fees and financing fees of $3,097,416 of which $2,711,264 was non-cash equity based compensation) and $174,557 decrease in professional fees. The decreases in personnel costs, consulting and professional fees resulted from our consolidation of executive offices, and the reduction in consulting and management personnel.

Amortization of Licenses and Goodwill:

We had amortization of license fees and goodwill of $41,427 and $6,799 for the three months ended March 31, 2001 and 2000 respectively. The increase is due to additional license agreements signed in the third and fourth quarters of 2000.

Interest Income:

     Interest income for the three months ended March 31, 2001 decreased to $4,962 from $33,295 a net decrease of $28,333 as compared to March 31, 2000. This is due to a decrease in available cash and cash equivalents balances.

Loss From Discontinued Operations:

     In October 1999 we disposed of 81% of our interest in Street Solid, a record label that we acquired on January 5, 1999. The results of operations of Street Solid through October 29, 1999, the date of disposition, have been accounted for as discontinued operations. During three months ended March 31, 2001 we recorded an additional loss on disposal of $26,682, which represents our estimate of additional losses on the shares issued to Destiny Music.



Liquidity and Capital Resources

     Since inception through March 31, 2001, we had a deficit accumulated during the development stage of approximately $19.8 million and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to March 31, 2001 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million.

     We used net cash in operating activities of $452,006 for the three months ended March 31, 2001. Net cash and cash equivalents used in operations for the three months ended March 31, 2001 primarily consisted of the net loss from continuing operations of $1,060,915 less non cash items of $652,119, increases in other assets of $3,836 and decreases in accounts payable and accrued expenses of $39,374

     Net cash provided by financing activities was $44,850 for the three months ended March 31, 2001. Cash provided by financing activities consisted of proceeds from the sale of our common stock of pursuant to the equity line with Swartz Private Equity, LLC.

     Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our website development, marketing plans, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

     We are likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Draw downs on this equity line are subject to market factors, and there can be no assurance that the Company will be able to draw down funds from such line. Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private. However, there can be no assurance that discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. As of March 31, 2001, we do not have sufficient working capital to sustain operations through December 31, 2001. We will pursue opportunities to finance operations and satisfy cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurances that any of these opportunities will be successful.

                   PART II - - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against PayForView (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised. In addition to PayForView, the suit also named Solid Disc Records; Solid Disc, Inc.; Street Solid Records, Inc.; Jay Warsinske, Marc Pitcher and Nic Meredith. On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the Company paid $25,000 in cash to Destiny. The remainder is payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 50,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company is required to pay Destiny a monthly minimum of $25,000 which is payable either in cash or through the liquidation of shares. On December 6, 2000, the Company transferred 50,000 restricted shares to Destiny. Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company is required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through February 2001 approximately 30,000 shares have been liquidated for proceeds of $66,733.

   The Company has been notified of a default entered against it in a case in Los Angeles Superior Court (SC061720), of which it had previously received no notification. The Company did not did not receive notice of the Summons or Complaint, and for a series of reasons, no notice was provided by the various individuals or entities on which Plaintiff claims service was effected. The Company believes that this judgment will be removed and the case tried upon its merits, which is in favor of the Company.

ITEM 2.   CHANGES IN SECURITIES

     In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and Put exercised in February 2001. The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 3.7 Amendment to Articles of Incorporation, filed on March 30, 2001; effected reverse split of 1-for-20 shares of common stock



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAYFORVIEW MEDIA GROUP HOLDINGS CORP.


Date: May 15, 2001                By: /s/ Marc A. Pitcher
                                  Marc A. Pitcher,
                                  President & Director

Exhibit 3.7

                          CERTIFICATE OF AMENDMENT

                                    OF

                          ARTICLES OF INCORPORATION

                                    OF

                            PAYFORVIEW.COM, CORP.


The undersigned, being the President and Secretary of Payforview.com, Corp., a Nevada corporation, hereby certify:

    That the Board of Directors at a meeting held on March 29, 2001, adopted a resolution to amend the Articles of Incorporation as follows:


    ARTICLE VI - CAPITAL STOCK be amended by the addition of the following provision:

    "Section 6. Recapitalization. Simultaneously with the effective date of this amendment (the "Effective Date"), each share of the Company's Common Stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Date (the "Old Common Stock") shall automatically and without any action on the part of the record holder thereof be reclassified as and changed into one-twentieth (1/20) of a share (the "New Common Stock"), subject to the treatment of fractional share interests as described below. Each record holder of a certificate or certificates which immediately prior to the Effective Date represented outstanding shares of Old Common Stock (the "Old Certificates", whether one or more) shall be entitled to receive upon surrender of such Old Certificates to the Company's Exchange Agent for cancellation, a certificate or certificates (the "New Certificates", whether one or more) representing the number of whole shares of the New Common Stock into which and for which the shares of the Old Common Stock formerly represented by such Old Certificates so surrendered, are reclassified under the terms hereof. From and after the Effective Date, Old Certificates shall represent only the right to receive new Certificates pursuant to the provisions hereof. A record holder of Old Certificates shall receive, in lieu of any fraction of a share of New Common Stock to which the record holder would otherwise be entitled, one full share. If more than one Old Certificate shall be surrendered at one time for the account of the same record stockholder, the number of full shares of New Common Stock for which new Certificates shall be issued shall be computed on the basis of the aggregate number of shares represented by the Old Certificates so surrendered. In the event that the page one of two .

    Company's Exchange Agent determines that a record holder of Old Certificates has not tendered all of his certificates for exchange, the Exchange Agent shall carry forward any fractional share until all certificates of that record holder have been presented for exchange such that issuance for fractional shares to any one person shall not exceed one full share. If any new Certificate is to be issued in the name other than that in which the Old Certificates surrendered for exchange are issued, the Old Certificates so surrendered shall be properly endorsed and otherwise in proper form for transfer, and the person or persons requesting such exchange shall affix any requisite stock transfer tax stamps to the Old Certificates surrendered, or provide funds for their purchase, or establish to the satisfaction of the exchange Agent that such taxes are not payable. From and after the Effective Date the amount which the shares of the Old Common Stock are reclassified under the terms hereof shall be the same as the amount of capital represented by the shares of Old Common Stock so reclassified, until thereafter reduced or increased in accordance with applicable law."


    /s/ Marc Pitcher
    President

    /s/ Rick Marech
    Secretary