Form 10-Q
period 2001-06-30
PAYFORVIEW MEDIA HOLDINGS GROUP CORP
filed 2001-08-14
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                         FORM 10-QSB

  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934 for the
       Quarterly period ended June 30, 2001.

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

                     YES [X]    NO [ ]

  As of June 30, 2001: 3,761,008 shares of the Company's
  Common Stock were issued and outstanding.




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


















                                 F-1_


           PayForView Media Group Holdings Corp.
               (formerly PayForView.com Corp)
               (a development stage company)

           CONDENSED CONSOLIDATED BALANCE SHEETS



                               December 31,   June 30
  Assets                         2000*           2001
                                            (unaudited)


  Cash and cash equivalents    $ 610,968      $  10,405
  Prepaid expenses                 1,500          9,803
                               ------------   -----------
  Total Current Assets           612,468         20,208

  Fixed assets, net              412,654        371,659
  Deferred offering costs        525,000        425,000
  Intangible assets, net          92,748         73,497
  Capitalized website
   development costs, net        267,479        203,881
  Other assets                   183,571        191,531
                               ----------     ---------
                             $ 2,093,920    $ 1,285,776

                               =========       ========

  _
                        LIABILITIES AND STOCKHOLDERS'
                                  EQUITY

                               December 31,       June 30
                                 2000*              2001
                                               (unaudited)



  Accounts payable             $  64,735      $   68,191
  Accrued consulting fees         53,009               -
  Accrued bonus                  193,751          43,750
  Liabilities from
    discontinued
    operations                   275,065         285,679
                               ----------      ----------
  Total Current Liabilities      586,560         397,620

  Liabilities to be paid
  In common stock                      -         245,000

  Stockholders' equity
   Common stock
   Authorized, 100,000,000 common
   shares with a par value of
   $0.0001; issued and
   outstanding,2,984,533
   and 3,059,550  shares,
   respectively                      298             376

  Additional paid-in capital  20,296,144      21,077,648

  Shares issued to Destiny       (98,750)        (56,682)

  Deficit, accumulated during
   the development stage     (18,690,332)    (20,378,186)
                              -----------     ----------
  Total Stockholders'
   equity                      1,507,360         643,156
                              -----------     ----------
                              $2,093,920     $ 1,285,776
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


                               Three months ended

                                      June 30

                                --------------------
                                 2000         2001
                                ---------   --------
 Costs and expenses
   Selling, general and
     administrative Expenses   $  687,831  $  536,764

   Amortization of licenses
     and Goodwill                   6,799      41,427

   Interest income                (40,812)     (3,934)
                               ----------  ----------
 Total costs and expenses         653,818     574,257

                               ----------  ----------
 Loss from continuing
   operations                    (653,818)   (574,257)
                               ----------  ----------

 Discontinued operations
 (Street Solid Records)
 Loss from operations                   -           -
 Loss on disposal                       -      26,000
                               ----------   ---------
 Loss from discontinued
   operations                           -      26,000
                               ----------   ---------

 Loss before extraordinary
   item                          (653,818)   (600,257)

 Extraordinary item - gain on
  extinguishment of debt
                                  200,151

                              -----------   ---------
 Net Loss                     $  (453,667) $ (600,257)

                               ==========   =========


 Basic and diluted loss per
   share:
   Continuing operations      $   (.22)    $    (.17)
   Discontinued operations           -          (.01)
   Extraordinary item              .07             -
                              ----------   ----------
 Basic and diluted loss      $    (.15)  $     (.18)
   per share                  ==========   ==========



Weighted-average shares
   Outstanding
   Basic and diluted           2,930,348    3,367,883

                              ==========   ==========
 The accompanying notes are an integral part of these statements.

(Format change)

               Payforview.com Corp. and Subsidiaries
                (formerly Sierra Gold Corporation)
                   (a development stage company)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Cumulative
                                                                      amounts from
                                             Six months Ended         April 6, 1998
                                                 June 30,             (inception) to
                                        ---------------------------   June 30,
                                            2000           2001       2001
                                        ------------   ------------   -------------

Costs and expenses
  Selling, general and administrative
   Expenses                             $ 4,977,289    $ 1,561,214    $ 10,709,147
  Amortization of licenses and
   Goodwill                                  13,598         82,854         514,441
  Investment expense                              -              -       2,410,000
  Loss on impairment                              -              -       4,247,022
  Interest expense                                -              -         348,631
  Interest income                           (74,107)        (8,896)       (123,661)
                                        -----------    -----------    ------------

     Total costs and expenses             4,916,780      1,635,172     (18,105,580)
                                        -----------    -----------    ------------

     Loss from continuing operations     (4,916,780)    (1,635,172)    (18,105,580)
                                        -----------    -----------    ------------

Discontinued operations (Street
 Solid Records)
     Loss from operations                         -              -      (1,056,167)
     Loss on disposal                             -        (52,682)     (1,416,590)
                                        -----------    -----------    ------------

Loss from discontinued operations                 -        (52,682)     (2,472,757)
                                        -----------    -----------    ------------

Loss before extraordinary item           (4,916,780)    (1,687,854)    (20,578,337)

Extraordinary item - gain on
extinguishment of debt (Note D)             200,151              -         200,151
                                        -----------    -----------    ------------

     NET LOSS                           $(4,716,629)   $(1,687,854)   $(20,378,186)
                                        ===========    ===========    ============

Basic and diluted loss per share:
  Continuing operations                 $     (1.75)   $      (.51)  $     (10.08)
  Discontinued operations                         -           (.02)         (1.37)
  Extraordinary item                            .07              -            .11
                                        -----------    -----------    ------------

Basic and diluted loss per share        $     (1.68)   $      (.53)   $    (11.34)
                                        ===========    ===========    ============

Weighted-average shares outstanding       2,809,680      3,207,516       1,796,303
                                        ===========    ===========    ============






                                               F-3


                          PayForView Media Group Holdings Corp.
                             (formerly PayForView.com Corp)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       Cumulative
                                             Six months ended          amounts from
                                            June 30       June 30      April 6,1998
                                             2000          2001        inception) to
                                                                       June 30,2001
                                         -------------  ------------   ------------
 Cash flows from operating activities
       Loss from continuing operations   $( 4,916,780)  $ (1,635,172)  $(18,105,580)

 Adjustments to reconcile net loss
  to cash used in operating activities
      Depreciation                              7,585        40,995         131,692

      Amortization of licenses
        and goodwill                           13,598        82,849         514,436

      Amortization of deferred
        offering costs                              -       100,000         175,000


      Common stock to be issued
        for services and
        transaction costs                   3,426,231        787,981      9,200,144

      Noncash investment expense                    -              -      2,410,000



      Noncash interest expense                      -              -        333,333


 Changes in operating
       assets and liabilities

      Prepaid expenses                        (44,968)        (6,303)       (59,803)

      Other assets                           (177,840)        (7,960)      (141,331)

      Accounts payable
       and accrued expenses                   (18,939)        (5,803)       255,692

                                            ----------      ---------     ----------
 Net cash used in operating
   activities of continuing operations     (1,711,113)       (645,413)   (5,286,417)
                                            ----------      ---------     ----------
 Net cash used in operating
       activities of discontinued
       operations                                   -              -       (657,080)

                                            ----------      ---------     ----------
 Cash flows from investing
 Activities
   Payments for website costs                (291,072)             -       (306,072)

   Payment of settlement costs
     Relating to sale of
     Discontinued Operations                  (58,000)             -        (83,000)

   Payment for licenses and rights                  -              -        (84,270)

   Proceeds from sale of -
     Discontinued operations                        -              -        250,000

   Investment in Turn-Key
     Entertainment LLC                     (1,400,000)             -     (1,400,000)

   Acquisition of fixed assets               (124,146)             -       (161,351)

                                            -----------     ---------     ----------
   Net cash used in investing
     activities                            (1,873,218)             -     (1,784,693)

                                            -----------     ---------     ----------

 Cash flows from financing activities

   Issuance of common stock                 5,159,000         44,850      5,688,444

   Proceeds from loan payable                       -              -      1,050,151

   Proceeds from convertible
     debenture                                      -              -      1,000,000

                                           -----------    -----------    -----------
   Net cash provided by
     financing activities                   5,159,000         44,850      7,738,595

                                           -----------    -----------    -----------
   Net change in cash and
       cash equivalents
       during the period                    1,574,669       (600,563)        10,405

 Cash and cash equivalents,
   beginning of period                        342,004        610,968              -
                                           -----------    -----------    -----------

 Cash and cash equivalents,
  end of period                            $1,916,673     $   10,405     $    10,405
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


                          Payforview.com Corp. and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (UNAUDITED)

                  Period from April 6, 1998 (inception) through June 30, 2001

                                                                Deficit,
                                                                accumulated
                         Common Stock issued     Additional     during the  Shares
                        ---------------------    paid-in        development Issued to
                          Number       Amount    capital        stage       Destiny    Total
                      ----------------------------------------------------------------------


Balance,
 April 6, 1998                     -      $   -     $       -       $       -           $       -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services         190,000         19        37,981               -              38,000

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                   10,000          1           199               -                 200

Capital stock of Voyager
 International Entertainment
 Inc. issued for cash         16,357          2       112,490               -             112,492

Net loss                           -          -             -        (275,528)           (275,528)

----------------------------------------------------------------------------------------------

Balance,
 December 31, 1998           216,357         22       150,670        (275,528)           (124,836)

Capital stock of
 Payforview.com Corp.
 at January 5, 1999          187,500         18           982               -               1,000

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.          389,442         39         1,521               -               1,560

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission         75,000          8           ( 8)              -                   -

Cancellation of
 Voyager shares           (  216,357)      ( 22)           22               -                   -

Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.                58,675          6     1,598,274               -           1,598,280

Issuance of shares for
 acquisition of
 licenses and rights          55,125          5     3,067,395               -           3,067,400

Issuance of shares for
 services                      6,100          1        77,835               -              77,836

Issuance of shares for
 consulting services          90,000          9       652,491               -             652,500

Issuance of shares for
 consulting services          16,667          2        49,998               -              50,000

Issuance of shares for
 financial advisor
 services                     90,000          9     1,386,867               -           1,386,876

Issuance of shares for
 acquisition of Software      10,000          1       291,999               -             292,000

Issuance of shares for
 advertising                  10,000          1        59,999               -              60,000

Issuance of shares upon
 conversion of debt        1,141,850        114       827,386               -             827,500

Allocation of proceeds
 of convertible debt to
 additional paid-in-capital        -          -       333,333               -             333,333

Issuance of shares
 for cash                     27,027          3        99,997               -             100,000

Shares held in escrow
 with attorney relating
 to debentures                12,500          1           ( 1)              -                   0

Net loss                                                           (9,479,413)         (9,479,413)
------------------------------------------------------------------------------------------------

Balance
December 31, 1999          2,169,886        217     8,598,760      (9,754,941)         (1,155,964)

Issuance of shares for
 cash, net of share
 issuance costs
                             180,500         18     5,381,482              -            5,381,500
Issuance of shares for
 convertible debt
                             345,000         35       172,465               -             172,500

Shares issued to
 officers and consultants
 for services                150,000         15     2,933,985               -           2,934,000



Shares issued for
 acquisition of MAS
 Acquisition Corporation
                              16,750          1            30               -                  31

Shares issued for
 transaction costs for MAS
 Acquisition Corporation
                              16,750          1       375,199               -             375,200

Shares issued for
 investment in Turn-Key
 Entertainment
                             100,000         10       999,990               -           1,000,000

Proceeds from sale of
 64,000 shares of the
 75,000 shares held in
 escrow from Voyager               -          -       899,602               -             899,602
 acquisition

Cancellation of remaining
 escrow shares             ( 11,000)        ( 1)            1               -                   -

Additional compensation
 for services performed           -           -       117,000               -             117,000

Warrants issued for commitment
 Fees                             -           -       600,000               -             600,000

Stock options issued for
 Services                         -           -        82,232               -              82,232

Cancellation of partial shares
 Related to Bacchus        ( 20,853)        ( 2)            2               -                   0

Cancellation of shares held
 in Escrow relating to
 debentures                ( 12,500)        ( 1)            1               -                   0

Shares issued for Destiny
 legal Settlement            50,000           5       135,395                             135,400

Liability Valuation
 Account for Destiny              0          0                              (98,750)      (98,750)

Net loss                                           (8,935,391)                         (8,935,391)
                                       ----------------------------------------------------------

Balance,
 December 31, 2000        2,984,533        298     20,296,144   (18,690,332)(98,750)   $1,507,360

Issuance of common stock under
 equity line of credit
 (unaudited)                 34,500          4         44,846             -       -        44,850

Stock held by investment
 banker (unaudited)          40,500          4             (4)            -       -             -

 Compensation expense for
 stock options (unaudited)                   -        (75,086)            -       -       (75,086)


Warrants Issued for
 investment banking
 fees (unaudited)                 -          -         21,067             -       -        21,067

Proceeds received by Destiny
 Music from previously
 issued shares (unaudited)        -          -              -                 42,068       42,068


Shares issued to officers
And consultants for
Services (unaudited)        701,366       70          790,680             -       -       790,750


Reverse split odd
Lot adjustment (unaudited)      109        -                -             -       -             -


Net loss for six months
Ended June 30, 2001
(unaudited)                       -        -                -    (1,687,854)           (1,687,854)

Balance June 30, 2001     ---------- --------      -----------   -----------  --------  ----------
(unaudited)               3,761,008      377       21,077,647   (20,378,186)  (56,682)    643,156
                          ---------- --------      -----------   -----------  --------  ----------


The accompanying notes are an integral part of this statement.

(Format change)



                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Three and six months ended June 30, 2000 and 2001
                               (unaudited)

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


NOTE B - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

Information in the accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 and the cumulative amounts from April 6, 1998 (inception) through June 30, 2001 is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

               Three and six months ended June 30, 2001 and 2000
                               (Unaudited)

NOTE B (continued)

promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements included in its Annual Report on Form 10KSB for the year ended December 31, 2000. In the opinion of the Company's management, the June 30,2001 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of such financial statements. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.


                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and six months ended June 30, 2001 and 2000

NOTE B (continued)

 As of June 30, 2001, the Company had recurring net losses, a deficit accumulated in the development stage and limited working capital. As of June 30, 2001 the Company had approximately $10,400 in cash.

On November 21, 2000 the Company filed a shelf registration for the private placement of shares having aggregate market value not to exceed $40,000,000. An aggregate of 34,500 shares have been sold in 2001 for gross proceeds of approximately $45,000.

The Company's future operations are dependent upon market acceptance of its media and advertising products and services. There can be no assurance that the Company's products and services will be able to secure market acceptance.

The Company is likely to require substantial funding to continue its website development, marketing, sales, and administrative activities. The Company has raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Drawdowns on this equity line are subject to market factors, and there can be no assurance that the Company will be able to draw down funds from such line.

Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private. However, there can be no assurance that future discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to the Company when needed, the Company may be required to scale back its website development, marketing and administrative activities and its business and financial results and condition could be materially and adversely affected. As of June 30, 2001, the Company does not have sufficient working capital to sustain operations until December 31, 2001.

The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investors such as Turn-Key Entertainment LLC and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurance that any of these opportunities will be successful.

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three and six months ended June 30, 2001 and 2000

NOTE C LOSS PER SHARE

 The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 68,750 outstanding stock options and 110,534 outstanding warrants as of June 30, 2001 were excluded from the loss per share calculation because the effect would be
anti-dilutive.   No warrants or options were outstanding as of June 30,
2000. All stock splits have been retroactively reflected in the loss per share calculations for all periods presented.(see Note A)

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three and six months ended June 30, 2001 and 2000

NOTE D - DISCONTINUED OPERATIONS

     As of June 30, 2001 and 2000 the following liabilities relating to Street Solid, an operation discontinued by the Company as of October 29, 1999, remained on the books of the Company.

                                                     June 30,
                                                2000          2001
 Amounts due to Destiny Music
                                            $  198,000      $ 285,679
                                               =======        =======

On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music ("Destiny") for $325,000 subject to adjustment to $350,000. In November 2000, a cash payment of $25,000 was made. The remainder of the obligation is payable in cash or at the option of the Company through the liquidation of shares held by Destiny. The settlement requires a minimum monthly payment to Destiny of $25,000 payable either in cash or through liquidation of stock. Such minimum payments have not been made. In connection with its purchase of Street Solid, the Company had assumed a liability of $198,000. Accordingly, an additional $127,000 was recorded in the third quarter of 2000 as additional loss on disposal of discontinued operations. As of December 31, 2000, an aggregate of 50,000 post-split shares were transferred to Destiny. Destiny is restricted under certain laws from selling these securities, except as permitted under such laws. Additionally, the Company is required to transfer collateral of additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through June 30, 2001, 30,000 shares were liquidated for proceeds to Destiny of $66,733, which reduced the value of the Company's liability to Destiny and the contra-equity account. As of June 30, 2001, the Company estimated its remaining loss on this litigation settlement and recognized losses which were charged to discontinued operations, due to the decline in value of the shares of the Company held by Destiny between January 1, 2001 and June 30, 2001, aggregating $52,682. The Company will continue to estimate its remaining obligation pursuant to this litigation periodically and as of each reporting date, and adjust the account accordingly.

_                            F-11

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 Three and six months ended June 30, 2001 and 2000

NOTE E - LIABILITIES TO BE PAID IN COMMON STOCK

           During the six months ended June 30, 2001 the Board of Directors authorized the issuance of 205,910 of the Company's common shares that were valued as follows:


    Name              Shares     Purpose                  Amount
-------------       ----------   ---------------       --------------
Sid Amira              22,727    Pursuant to              $25,000 (1)
                                 consulting agreement (2)

Marc Pitcher           68,183    Pursuant to               75,000 (1)
                                 employment agreement (2)
Former Officers
  And Director         85,000    Contract                  85,000
                                 cancellation
Four current
Directors              30,000    Annual Directors          60,000 (1)
                    ---------    compensation           -----------
    Total             205,910                           $ 245,000
                     =========                          ===========


(1)  Restricted securities under Sec Rule 144
(2)  See Note I


The shares were not issued as of June 30, 2001. All are included as long term liabilities as of June 30, 2001.

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                Three and six months ended June 30, 2001 and 2000


Note F     SUPPLEMENTAL DISCLOSURES OF NONCASH
           FINANCING AND INVESTING ACTIVITIES

In 1999, the following transactions occurred

1. In January 1999 in order to complete the acquisition of Voyager, the Company issued 389,442 common shares (and a commission of 75,000 shares).

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

17. In May 2001, the Company issued 701,366 shares of common stock valued at $790,750 to officers and consultants as follows: Senior
Consultant 312,502, officer 136,364, former officer and director 112,500, former officers 40,000 and for legal services 100,000.



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

NOTE H - CONTINGENCIES

    The Company has been sued by a software firm. Discovery is under way. The Company believes the case is meritless and is vigorously defending its position.


NOTE I   SUBSEQUENT EVENTS

1. On July 30, 2001, the Company purchased an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%, by issuing 545,455 shares.

2. On July 30, 2001, an aggregate of 300,000 shares were to be issued to consultants in exchange for services to be rendered. No services were rendered prior to June 30, 2001.

3. On March 12, 2001, the Company signed compensation agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. One conditional letter of agreement subject to financing was signed on May 30, 2001 and subsequent to June 30, 2001, 204,545 shares were issued to Marc Pitcher and none to Sid Amira


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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


DESCRIPTION OF BUSINESS.

PayForView Media Group Holdings Corp. is an integrated on-line and off-line broadcast entertainment and information, advertising and design company with broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, PayForView Media Group Holdings Corp. has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also uses its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owns several other interests. Turn-Key Entertainment, (in which the company owns as of June 30, 2001 a 25% interest) is building an on-line, pay-per-view industry product that is synergistic with the Company's core business. Voyager International Entertainment, a wholly owned subsidiary of the Company, intends to develop and package motion picture projects for production. Voyager Film Sales, a wholly owned subsidiary of the Company, is our foreign sales division for these projects. We intend to produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). In this manner, we will be able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence of old media with new media.

We continue to enter into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related programming.


Results of Operations.

General.

We have incurred a cumulative net loss in our development stage of approximately $20.4 million as of June 30, 2001. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our web site, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

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

Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000

Revenues.

     We had no revenues from continuing operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

     Selling, general and administrative expenses decreased to $536,764 for the three months ended June 30, 2001 from $687,831 for the three months ended June 30, 2000, which is a net decrease of $151,067. The decrease was primarily due to decreases in personnel costs and consulting fees of $240,011 and a $150,881 decrease in travel and web events.
The decreases in personnel costs, consulting fees resulted from our consolidation of executive offices, and the reduction in consulting and management personnel. These decreases were offset by an increase in non-cash compensation of $272,793.

     Selling, general and administrative expenses decreased to $1,561,214 for the six months ended June 30, 2001 from $4,977,289 for the six months ended June 30, 2000, which is a net decrease of $3,416,075. The decrease was primarily due to decreases in personnel costs, consulting fees and financing fees of $3,062,408 (of which $2,563,219 was non cash equity-based compensation) and a $31,418 decrease in professional fees. The decreases in personnel costs and consulting and professional fees resulted from our consolidation of executive offices, and the reduction in consulting and management personnel.

Amortization of Licenses and Goodwill:

We had amortization of license fees and goodwill of $41,427 and $6,799 for the three months ended June 30, 2001 and 2000 respectively. The increase is due to additional license agreements signed in the third and fourth quarters of 2000.

We had amortization of license fees and goodwill of $82,854 and $13,598 for the six months ended June 30, 2001 and 2000 respectively. The increase is due to additional license agreements signed in the third and fourth quarters of 2000.

Interest Income:

     Interest income for the three months ended June 30, 2001 decreased to $3,934 from $40,812, a net decrease of $36,878 as compared to June 30, 2000. This is due to a decrease in available cash and cash equivalents balances.

     Interest income for the six months ended June 30, 2001 decreased to $8,896 from $74,107, a net decrease of $65,211 as compared to June 30, 2000. This is due to a decrease in available cash and cash equivalents balances.

Loss From Discontinued Operations:

     In October 1999 we disposed of 81% of our interest in Street Solid, a record label that we acquired on January 5, 1999. The results of operations of Street Solid through October 29, 1999, the date of disposition, have been accounted for as discontinued operations. During six months ended June 30, 2001 we recorded an additional loss on disposal of $52,682, which represents our estimate of additional losses on the shares issued to Destiny Music.



Liquidity and Capital Resources

     Since inception through June 30, 2001, we had a deficit accumulated during the development stage of approximately $20.4 million and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to June 30, 2001 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $6 million.

     We used net cash in operating activities of $645,413 for the six months ended June 30, 2001. Net cash and cash equivalents used in operations for the six months ended June 30, 2001 primarily consisted of the net loss from continuing operations of $1,635,172 less non cash items of 1,011,825.

     Net cash provided by financing activities was $44,850 for the six months ended June 30, 2001. Cash provided by financing activities consisted of proceeds from the sale of our common stock of pursuant to the equity line with Swartz Private Equity, LLC.

     Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our website development, marketing plans, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

     We are likely to require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Draw downs on this equity line are subject to market factors, and there can be no assurance that the Company will be able to draw down funds from such line. Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private. However, there can be no assurance that discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. As of June 30, 2001, we do not have sufficient working capital to sustain operations through December 31, 2001. We will pursue opportunities to finance operations and satisfy cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or our existing equity investors such as Turn-Key Entertainment LLC and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurances that any of these opportunities will be successful.


                      PART II - - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against PayForView (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised. In addition to PayForView, the suit also named Solid Disc Records; Solid Disc, Inc.; Street Solid Records, Inc.; Jay Warsinske, Marc Pitcher and Nic Meredith. On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the Company paid $25,000 in cash to Destiny. The remainder is payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 50,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company is required to pay Destiny a monthly minimum of $25,000 which is payable either in cash or through the liquidation of shares. On December 6, 2000, the Company transferred 50,000 restricted shares to Destiny. Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company is required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through
June 30, 2001, 30,000 shares have been liquidated for proceeds of $66,733.

     The Company has been sued as a Defendant in a Superior Court case in Los Angeles, California, titled NetMynd vs. Payforview (#SC061720), and, after some initial filings to correct errors in service, an answer and cross-complaint have been filed by the Company. The Company believes the case is essentially meritless and will be providing a vigorous defense to the allegations.


ITEM 2.   CHANGES IN SECURITIES

     In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and Put exercised in February 2001. The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

In May 2001, the Company issued 701,366 shares of common stock valued at $790,750 to officers and consultants as follows: for payment of past due amounts on consulting contract and contract renewal incentive to Senior Consultant 312,502, contract renewal incentive for an officer 136,364, contract buy-out for former officer and director 112,500, severance payment for former officers 40,000 and for legal services 100,000.


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

                             PAYFORVIEW MEDIA GROUP HOLDINGS CORP.


Date: August 13, 2001        By: /s/ Marc A. Pitcher
                             Marc A. Pitcher,
                             President & Director