Form 10QSB
period 2001-09-30
PAYFORVIEW MEDIA HOLDINGS GROUP CORP
filed 2001-11-20
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                         FORM 10-QSB

   (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934 for the

   Quarterly period ended September 30, 2001.

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


             PAYFORVIEW MEDIA GROUP HOLDINGS, INC.
       (Former name, former address and former fiscal year, if changed since last report)


 Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES [X]    NO [ ]

 As of September 30, 2001: 6,586,008 shares of the Company's
 Common Stock were issued and outstanding.

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

   Condensed Consolidated Statements of Operations    F-3

   Condensed Consolidated Statements of
   Cash Flows                                         F-4


   Condensed Consolidated Statement of Changes
   in Stockholders' Equity                         F-5 - F-6

   Notes to Condensed Consolidated
   Financial Statements                            F-7 - F-11

                              F-1
            PayForView Media Group Holdings Corp.
               (formerly PayForView.com Corp)
                (a development stage company)

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                December 31,  September 30
   Assets                         2000*           2001
                                             (unaudited)


   Cash and cash equivalents    $ 610,968      $     876
   Prepaid expenses                 1,500         14,213
                                ------------   -----------
   Total Current Assets           612,468         15,089

   Fixed assets, net              412,654        351,131
   Deferred offering costs        525,000        385,000
   Intangible assets, net          92,748         64,748
   Capitalized website
    development costs, net        267,479        172,082
   Other assets                   183,571        192,231
                                ----------     ---------
                                2,093,920      1,180,281

                                =========       ========


                         LIABILITIES AND STOCKHOLDER'S
                                   EQUITY

                                December 31,    September 30
                                  2000*              2001
                                                (unaudited)

   Accounts payable             $  64,735      $   90,037
   Accrued consulting fees         53,009               -
   Accrued bonus                  193,751          65,625
   Liabilities from
     discontinued
     operations                   275,065         288,879
                                ----------      ----------
   Total Current Liabilities      586,560         444,541

   Liabilities to be paid
   In common stock                        -        25,000

   Stockholders' equity
   Preferred Stock
    Authorized 100,000,000 preferred
    shares with a par value of
    $0.0001; none issued and
    outstanding
   Common stock
    Authorized, 250,000,000 common
    shares with a par value of
    $0.0001; issued and
    outstanding,2,984,533
    and 6,586,008  shares,
    respectively                      298             659

   Additional paid-in capital  20,296,144      22,231,710

   Shares issued to Destiny       (98,750)        (56,682)
   Deferred compensation                -        (192,188)

   Deficit, accumulated during
    the development stage     (18,690,332)    (21,272,759)
                               -----------     ----------
   Stockholders' equity         1,507,360         710,740
                               -----------     ----------
                               $2,093,920     $ 1,180,281
                                ==========     ==========

 *Derived from audited financial statements.

   The accompanying notes are an integral part of these statements.


                            F-2_

              PayForView Media Group Holdings Corp.
                 (formerly PayForView.com Corp)
                  (a development stage company)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                Three months ended

                                   September 30
                                --------------------
                                 2000         2001
                                ---------   --------

  Costs and expenses
    Selling, general and
      administrative Expenses   $  880,812  $  250,823
    Investment Expense                   -     600,000
    Amortization of licenses
      and Goodwill                  63,503      40,550
    Interest income                (22,433)          -
                                ----------  ----------
  Total costs and expenses         921,882     891,373
                                ----------  ----------

  Loss from operations            (921,882)   (891,373)


  Loss on disposal from
    discontinued operations       (127,000)     (3,200)
                                 ----------   ---------

  Net Loss                     $(1,048,882)   (894,573)
                                ==========   =========
  Basic and diluted loss per
    share:
    Continuing operations      $   (.31)    $    (.17)

    Discontinued operations        (.04)            -
             ______            ----------   ----------
  Basic and diluted loss
    per share                  $    (.35)  $     (.17)
                               ==========   ==========

  Weighted-average shares
    Outstanding
    Basic and diluted           2,957,687    5,345,899
                               ==========   ==========

  The accompanying notes are an integral part of these statements.

 (Format change)

                           Payforview Media Group Holdings and Subsidiaries
                            (formerly Sierra Gold Corporation)
                               (a development stage company)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Cumulative
                                                                       amounts from
                                              Nine months Ended        April 6, 1998
                                                  September 30,       (inception) to
                                         ---------------------------   September 30,
                                             2000           2001       2001
                                         ------------   ------------   -------------
 Costs and expenses
   Selling, general and administrative
    Expenses                             $ 5,858,101    $ 1,812,037    $ 10,959,970
   Amortization of licenses and
    Goodwill                                  77,101        123,404         554,991
   Investment expense                      2,400,000        600,000       3,010,000
   Loss on impairment                              -              -       4,247,022
   Interest expense                                -              -         348,631
   Interest income                           (96,540)        (8,896)       (123,661)
                                         -----------    -----------    ------------
      Total costs and expenses             8,238,662      2,526,545     (18,996,953)
                                         -----------    -----------    ------------
      Loss from continuing operations     (8,238,662)    (2,526,545)    (18,996,953)
                                         -----------    -----------    ------------

 Discontinued operations (Street
  Solid Records)
      Loss from operations                         -              -      (1,056,167)
      Loss on disposal                       (127,000)      (55,882)     (1,419,790)
                                         -----------    -----------    ------------
 Loss from discontinued operations          (127,000)       (55,882)     (2,475,957)
                                         -----------    -----------    ------------
 Loss before extraordinary item           (8,365,662)    (2,582,427)    (21,472,910)

 Extraordinary item - gain on
 extinguishment of debt                      200,151              -         200,151
                                         -----------    -----------    ------------
      NET LOSS                           $(8,165,511)   $(2,582,427)   $(21,272,759)
                                         ===========    ===========    ============

 Basic and diluted loss per share:
   Continuing operations                 $     (3.47)   $      (.65)  $      (8.65)
   Discontinued operations                         -           (.01)         (1.13)
   Extraordinary item                            .03              -            .09
                                         -----------    -----------    ------------
 Basic and diluted loss per share        $     (3.44)   $      (.66)   $     (9.69)
                                         ===========    ===========    ============
 Weighted-average shares outstanding       2,375,374      3,928,143       2,196,298
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


                                        F-3

                        PayForView Media Group Holdings Corp.
                            (formerly PayForView.com Corp)
                            (a development stage company)

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Cumulative
                                             Nine months ended         amounts from
                                               September 30            April 6,1998
                                             2000          2001        (inception) to
                                                                       September 30,2001
                                         -------------  ------------   ------------

Cash flows from operating activities    $( 8,238,662)  $ (2,526,545)  $(18,996,953)
       Loss from continuing operations

 Adjustments to reconcile net loss
  to cash used in operating activities
      Depreciation                             68,664        61,523         152,220
      Amortization                             20,410       273,397         779,984
      Common stock for
       services                             3,517,588        805,754      9,217,917
      Noncash investment expense            2,400,000        600,000      3,010,000

 Noncash interest expense                                                   333,333

 Changes in other operating
       assets and liabilities

      Prepaid expenses                          7,102         (1,667)       (53,167)

      Other assets                           (127,840)        (8,660)      (142,031)
      Accounts payable
       and accrued expenses                   (35,641)        75,302        336,797
                                            ----------      ---------     ----------
 Net cash used in operating
   activities of continuing operations     (2,388,379)       (720,896)   (5,361,600)
                                            ----------      ---------     ----------
 Net cash used in operating
       activities of discontinued
       operations                                   -              -       (657,080)
                                            ----------      ---------     ----------
 Cash flows from investing
 Activities
   Payments for website costs                (306,072)             -       (306,072)
   Payment of settlement costs
     Relating to sale of
     Discontinued Operations                  (58,000)             -        (83,000)
   Payment for licenses and rights            (81,519)             -        (84,270)
   Proceeds from sale of -
     Discontinued operations                        -              -        250,000
   Investment and advances to
     Turn-Key Entertainment LLC            (1,400,000)       (11,046)    (1,411,046)
   Acquisition of fixed assets               (145,826)             -       (161,351)
                                            -----------     ---------     ----------
   Net cash used in investing
     activities                            (1,991,417)       (11,046)    (1,795,739)
                                            -----------     ---------     ----------
Cash flows from financing activities

   Issuance of common stock                 5,208,602         94,704      5,738,298
   Proceeds from loan payable                       -              -      1,050,151
   Loan from Turn-Key Entertainment LLC             -         37,146         37,146
   Deferred offering costs                          -        (10,000)       (10,000)

   Proceeds from convertible
     debenture                                      -              -      1,000,000
                                           -----------    -----------    -----------
   Net cash provided by
     financing activities                   5,208,602        121,850      7,815,595
                                           -----------    -----------    -----------
   Net change in cash and
       cash equivalents
       during the period                      828,808       (610,092)           876

 Cash and cash equivalents,
   beginning of period                        342,004        610,968              -
                                           -----------    -----------    -----------

 Cash and cash equivalents,
  end of period                            $1,170,812     $      876     $       876
                                           ===========    ===========    ===========
 Supplemental disclosures of cash
  flow information:
 Cash paid during the period for
    Interest                              $        -     $        -      $    15,298
                                           ===========    ===========    ===========

 Supplemental disclosures of noncash financing and investing activities (Note F)
 The accompanying notes are an integral part of these statements.

                                             F-4

                    Payforview Media Group Holdings and Subsidiaries
                           (formerly Sierra Gold Corporation)
                              (a development stage company)

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (UNAUDITED)

            Period from April 6, 1998 (inception) through September 30, 2001


                                                                Deficit,    Destiny
                                                                accumulated Liability
                         Common Stock issued     Additional     during the  Valuation
                        ---------------------    paid-in        development Account
                          Number       Amount     capital        stage                 Total
                        ----------------------------------------------------------------------

Balance,
 April 6, 1998             $       -      $   -     $       -       $       -           $       -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services         190,000         19        37,981               -              38,000

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                   10,000          1           199               -                 200

Capital stock of Voyager
 International Entertainment
 Inc. issued for cash         16,357          2       112,490               -             112,492

Net loss                           -          -             -        (275,528)           (275,528)
    ----------------------------------------------------------------------------------------------

Balance,
 December 31, 1998           216,357         22       150,670        (275,528)           (124,836)

Capital stock of
 Payforview.com Corp.
 at January 5, 1999          187,500         18           982               -               1,000

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.          389,442         39         1,521               -               1,560

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission         75,000          8           ( 8)              -                   -

Cancellation of
 Voyager shares           (  216,357)      ( 22)           22               -                   -

Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.                58,675          6     1,598,274               -           1,598,280

Issuance of shares for
 acquisition of
 licenses and rights          55,125          5     3,067,395               -           3,067,400

Issuance of shares for
 services                      6,100          1        77,835               -              77,836

Issuance of shares for
 consulting services          90,000          9       652,491               -             652,500

Issuance of shares for
 consulting services          16,667          2        49,998               -              50,000

Issuance of shares for
 financial advisor
 services                     90,000          9     1,386,867               -           1,386,876

Issuance of shares for
 acquisition of Software      10,000          1       291,999               -             292,000

Issuance of shares for
 advertising                  10,000          1        59,999               -              60,000

Issuance of shares upon
 conversion of debt        1,141,850        114       827,386               -             827,500

Allocation of proceeds
 of convertible debt to
 additional paid-in-capital        -          -       333,333               -             333,333

Issuance of shares
 for cash                     27,027          3        99,997               -             100,000

Shares held in escrow
 with attorney relating
 to debentures                12,500          1           ( 1)              -                   0

Net loss                                                           (9,479,413)         (9,479,413)
   ------------------------------------------------------------------------------------------------

Balance
December 31, 1999          2,169,886      $ 217    $8,598,760     $(9,754,941)        $(1,155,964)

Issuance of shares for
 cash, net of share
 issuance costs
                             180,500         18     5,381,482              -            5,381,500

Issuance of shares for
 convertible debt
                             345,000         35       172,465               -             172,500


Shares issued to
 officers and consultants
 for services                150,000         15     2,933,985               -           2,934,000

Shares issued for
 acquisition of MAS
 Acquisition Corporation
                              16,750          1            30               -                  31

Shares issued for
 transaction costs for MAS
 Acquisition Corporation
                              16,750          1       375,199               -             375,200

Shares issued for
 investment in Turn-Key
 Entertainment
                             100,000         10       999,990               -           1,000,000

Proceeds from sale of
 64,000 shares of the
 75,000 shares held in
 escrow from Voyager               -          -       899,602               -             899,602
 acquisition

Cancellation of remaining
 escrow shares             ( 11,000)        ( 1)            1               -                   -

Additional compensation
 for services performed           -           -       117,000               -             117,000

Warrants issued for commitment
 Fees                             -           -       600,000               -             600,000

Stock options issued for
 Services                         -           -        82,232               -              82,232

Cancellation of partial shares
 Related to Bacchus        ( 20,853)        ( 2)            2               -                   0

Cancellation of shares held
 in Escrow relating to
 debentures                ( 12,500)        ( 1)            1               -                   0

Shares issued for Destiny
 legal Settlement            50,000           5       135,395                             135,400

Liability Valuation
 Account for Destiny              0          0                              (98,750)      (98,750)

Net loss                                                         (8,935,391)           (8,935,391)
                                       ----------------------------------------------------------

Balance,
 December 31, 2000        2,984,533        298     20,296,144   (18,690,332)(98,750)   $1,507,360

Issuance of common stock
 equity line of credit
 (unaudited)                 34,500          4         44,846             -       -        44,850

Stock held by investment
 banker (unaudited)          40,500          4             (4)            -       -             -

 Compensation expense for
 stock options (unaudited)                   -        (81,101)            -       -       (81,101)


Warrants Issued for
 investment banking
 fees (unaudited)                 -          -         21,067             -       -        21,067

Proceeds received by Destiny
 Music from previously
 issued shares (unaudited)        -          -              -                 42,068       42,068

Shares issued for investment
In Turn-Key Entertainment
(unaudited)                 545,455         55        599,945            -        -       600,000


Shares issued to officers
And consultants for
Services
(unaudited)               1,820,911      182        1,263,929             -       -     1,264,111

Shares issued for cash
From Turn-Key
Entertainment
(unaudited)               1,160,000      116          86,884              -       -        87,000


Reverse split odd
Lot adjustment
(unaudited)                     109        -                -             -       -             -

Net loss for nine months
Ended September 30, 2001
(unaudited)                       -        -                -    (2,582,427)           (2,582,427)

Balance September 30, 2001
(unaudited)               ---------- --------      -----------   -----------  --------  ----------
                           6,586,008      659       22,231,710   (21,272,759)  (56,682)    902,928
                          ---------- --------      -----------   -----------  --------  ----------


The accompanying notes are an integral part of this statement.


(Format change)



                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Three and Nine months ended September 30, 2000 and 2001
                               (unaudited)

NOTE A - ORGANIZATION OF THE COMPANY AND NATURE OF BUSINESS

The Company was incorporated on August 26, 1998 under the name Sierra Gold Corporation. On January 4, 1999, Sierra Gold Corporation changed its name to Payforview.com Corp. On April 17, 2001, the Company changed its name to Payforview Media Group Holdings Corp.

On March 29, 2001 the Board of Directors approved a reverse split of twenty-for one effective with the close of business on April 23, 2001. All share and per share amounts in the financial statements have been retroactively restated to give effect to all of the above splits. On August 15th, 2001, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the common stock authorized to 250,000,000 shares and authorized the issuance of up to 100,000,000 shares of preferred stock, par value $0.0001.

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

NOTE B - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

Information in the accompanying condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 and the cumulative amounts from April 6, 1998 (inception) through September 30, 2001 is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and the rules and regulations.

                               F-7

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

               Three and nine months ended September 30, 2001 and 2000
                               (Unaudited)

NOTE B (continued)

promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements included in its Annual Report on Form 10KSB for the year ended December 31, 2000. In the opinion of the Company's management, the September 30,2001 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of such financial statements. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

_
                               F-8

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three and nine months ended September 30, 2001 and 2000

NOTE B (continued)

Additionally, as of September 30, 2001, the Company had recurring net losses, a deficit accumulated in the development stage and negative working capital.

On November 21, 2000 the Company filed a shelf registration in connection with an equity line of credit agreement with Swartz Private Equity LLC (described below) for the private placement of shares having aggregate market value not to exceed $40,000,000. An aggregate of 34,500 shares were sold in 2001 for gross proceeds of approximately $45,000.

The Company's future operations are dependent upon the markets acceptance of its media and advertising products and services. There can be no assurance that the Company's products and services will be able to secure market acceptance.

The Company will require substantial additional capital to continue its website development, marketing, sales, and administrative activities. The Company has raised funds in the past through the sale of securities, and is currently seeking to raise additional funds through public offerings or private placements of securities, collaborative arrangements and/or from other sources. We have an agreement with Swartz Private Equity, LLC for an equity line of up to $40,000,000. Drawdowns on this equity line are subject to market factors, and there can be no assurance that the Company will be able to draw down funds from such line.

Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private. However, there can be no assurance that future discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to the Company when needed, the Company may be required to scale back its website development, marketing and administrative activities and its business and financial results and condition could be materially and adversely affected. As of September 30, 2001, the Company does not have sufficient working capital to sustain operations through the year ending December 31, 2001

The Company is currently seeking to raise the additional financing that it needs to fund its operations and satisfy its cash requirements through a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the alternatives being considered by management are plans to a) reduce or delay expenditures,
b) increase cash flow through acquisitions, c) borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees such as Turn-Key Entertainment LLC and d) increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurance that the company will be successful in its efforts to raise the additional capital needed to sustain the business through the year ending December 31, 2001.
_
                               F-9

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three and nine months ended September 30, 2001 and 2000

NOTE C RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company will continue to amortize intangible assets existing at September 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly amortization of approximately $16,000 and $4,000 respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principal.

In August 2001, the FASB issued a statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

NOTE D LOSS PER SHARE

 The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted- average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 39,531 outstanding stock options and 110,534 outstanding warrants as of September 30, 2001 were excluded from the loss per share calculation because the effect would be anti-dilutive. No warrants or options were outstanding as of September 30, 2000. All stock splits have been retroactively reflected in the loss per share calculations for all periods presented.(see Note A)





                                F-10

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               Three and nine months ended September 30, 2001 and 2000

NOTE E - DISCONTINUED OPERATIONS

     As of September 30, 2001 and 2000 the following liabilities relating to Street Solid, an operation discontinued by the Company as of October 29, 1999, remained on the books of the Company.

     On November 8, 2000 the Company settled an outstanding lawsuit with Destiny Music ("Destiny") for $325,000 subject to adjustment to $350,000. In November 2000, a cash payment of $25,000 was made. The remainder of the obligation is payable in cash or at the option of the Company through the liquidation of shares held by Destiny. The settlement requires a minimum monthly payment to Destiny of $25,000 payable either in cash or through liquidation of stock. In connection with its purchase of Street Solid, the Company had assumed a liability of $198,000. Accordingly, an additional $127,000 was recorded in the third quarter of 2000 as additional loss on disposal of discontinued operations. As of December 31, 2000, an aggregate of 50,000 post-split shares were transferred to Destiny. Destiny is restricted under certain laws from selling these securities, except as permitted under such laws. As of December 31, 2000, the Company recorded approximately $12,000 of additional estimated losses relating to these shares. Additionally, the Company is required to transfer collateral of additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through September 30, 2001, 30,000 shares were liquidated for proceeds to Destiny of $66,733, which reduced the value of the Company's liability to Destiny and the contra-equity account. As of September 30, 2001, the Company estimated its remaining loss on this litigation settlement and recognized losses which were charged to discontinued operations, due to the decline in value of the shares of the Company held by Destiny between January 1, 2001 and September 30, 2001, aggregating $55,882. The Company will continue to estimate its remaining obligation pursuant to this litigation periodically and as of each reporting date, and adjust the account accordingly.

_                            F-11

                  PayForView Media Group Holdings Corp.
                     (formerly PayForView.com Corp)
                      (a development stage company)

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Three and nine months ended September 30, 2001 and 2000


Note F     SUPPLEMENTAL DISCLOSURES OF NONCASH
           FINANCING AND INVESTING ACTIVITIES

In 1999, the following transactions occurred

1. In January 1999 in order to complete the acquisition of Voyager, the Company issued 389,442 common shares (and a commission of 75,000 shares valued at $1,568).

2. In January 1999, the Company issued 58,675 common shares with an aggregate fair market value of 1,598,280 to acquire Street Solid. In connection with such acquisition, the Company assumed liabilities of $198,000.

3. The Company issued 55,125 common shares valued at $3,067,400 in exchange for licenses and rights.

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

10. In February 2000, the Company issued 16,750 shares in payment of transaction costs related to the MAS acquisition valued at $31.

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

In 2001, the following transactions occurred

16. In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and Put exercised in February 2001. The Company valued such warrants at $21,067 using the Black-Scholes pricing model.

17. In May 2001, the Company issued 701,366 shares of common stock valued at $790,750 to officers and consultants as follows: Senior Consultant 312,502, officer 136,364, former officer and director 112,500, former officers 40,000 and for legal services 100,000.

18. On July 30, 2001, the Company purchased an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%, which consisted of 545,455 shares valued at $600,000. This investment has been charged to expense in accordance with generally accepted accounting principles.

19. On July 30, 2001, an aggregate of 300,000 shares were issued to consultants in exchange for services to be rendered with a aggregate fair market value of $51,000. The change has been included in the Company Statement of Operations for the three and nine months ended September 30, 2001.

20. On March 12, 2001, the Company signed compensation agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. One conditional letter of agreement subject to financing was signed on May 30, 2001 and the Company issued 68,182 shares valued at $75,000 to Marc Pitcher. On July 31, 2001, the Company issued, subject to forfeiture, an additional 136,364 shares valued at $150,000 to Marc Pitcher in advance for future letters of intent. As of June 30, 2001, 204,545 shares were issued to Marc Pitcher and none to Sid Amira. The issuances are included in the Statement of Stockholder's Equity as deferred compensation.

21. In July and August 2001 the company issued 615,000 shares of common stock valued at $197,360 to officers and consultants as follows: former officer and director, 42,500, former officer 42,500, directors 30,000 and consultants 500,000.

22. In August 2001, the Company issued 1,160,000 shares of its Common Stock for $87,000 to Turn-Key Entertainment LLC in exchange for cash of $49,854 and the balance of $37,146 for shares in lieu of repayment of advances made to the Company.


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


DESCRIPTION OF BUSINESS.

PayForView Media Group Holdings Corp. is an integrated on-line and off-line broadcast entertainment and information, advertising and design company with broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, PayForView Media Group Holdings Corp. has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also uses its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owns several other interests. Turn-Key Entertainment, (in which the company owns as of September 30, 2001 a 30% interest) is building an on-line, pay-per-view industry product that is synergistic with the Company's core business. Voyager International Entertainment, a wholly owned subsidiary of the Company, intends to develop and package motion picture projects for production. Voyager Film Sales, a wholly owned subsidiary of the Company, is our foreign sales division for these projects. We intend to produce and own programming and distribute it through new media (the Internet) and old media (broadcast, DBS and cable television). In this manner, we will be able to generate revenues from traditional sources while we build a strong brand in the Internet space in preparation for an expanding broadband universe and the upcoming convergence of old media with new media.

We continue to enter into alliances with entertainment and technology companies that provide elements needed for the completion of our plans. These companies include those providing Internet-related technical support, filmed or live programming, recorded music and sports related programming. In April of 2001, we signed a letter of intent to purchase 51% of Building America Television, a producer of business affairs programming for the Network Television Market. We continue to negotiate the terms of the purchase agreement and intend to close subject to satisfactory completion of financing and due diligence.


Results of Operations.

General.

We have incurred a cumulative net loss in our development stage of approximately $21.3 million as of September 30, 2001. We expect to continue to incur substantial and increasing losses during our development stage due to continued and increased spending on our web site, hiring of employees, research and the costs of marketing, sales, video streaming and administrative activities.

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

Three and nine months ended September 30, 2001 compared to three and nine months ended September 30, 2000

Revenues.

     We had no revenues from continuing operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

     Selling, general and administrative expenses decreased to $285,925 for the three months ended September 30, 2001 from $880,812 for the three months ended September 30, 2000, which is a net decrease of $594,887. The decrease was primarily due to decreases in personnel costs and consulting fees of $428,662 and a $188,506 decrease in travel and web events. The decreases in personnel costs, consulting and professional fees resulted from our consolidation of executive offices, and the reduction in consulting and management personnel.

     Selling, general and administrative expenses decreased to $1,847,139 for the nine months ended September 30, 2001 from $5,858,101 for the nine months ended September 30, 2000, which is a net decrease of 4,010,962. The decrease in 2001 was primarily due to decreases in personnel costs, consulting fees and financing fees of $3,384,555 (of which $2,460,545 was non cash equity-based compensation) and a $626,407 decrease in professional fees, consulting fees, travel, web events and telephone. The decreases in personnel cost and consulting fees resulted from our consolidation of executive offices, and the reduction in consulting and management personnel.

Amortization of Licenses and Goodwill:

We had amortization of license fees and goodwill of $40,550 and $63,503 for the three months ended September 30, 2001 and 2000 respectively. The decrease is due to the elimination of certain license agreements.

We had amortization of license fees and goodwill of $123,404 and $77,101 for the nine months ended September 30, 2001 and 2000 respectively. The increase is due to license agreements signed in the third and fourth quarters of 2000.


Interest Income:

     Interest income for the three months ended September 30, 2001 decreased to none from $22,433, a net decrease of $22,433 as compared to September 30, 2000. This is due to a decrease in available cash and cash equivalents balances.

     Interest income for the nine months ended September 30, 2001 decreased to $8,896 from $96,540, a net decrease of $87,644 as compared to September 30, 2000. This is due to a decrease in available cash and cash equivalents balances.

Investment Expense:

Investment expense of $600,000 during the three and nine months ended September 30, 2001 represents additional investment in Turn-Key
Entertainment LLC, and was expensed in accordance with generally accepted accounting principles, compared to $2,400,000 investment in Turn-Key for the nine months ended September 30, 2000, and none for the three months ended September 30, 2000.


Liquidity and Capital Resources

     Since inception through September 30, 2001, we had a deficit accumulated during the development stage of approximately $21.3 million and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to September 30, 2001 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $5.8 million.

     We used net cash in operating activities of $741,942 for the nine months ended September 30, 2001. Net cash and cash equivalents used in operations for the nine months ended September 30, 2001 primarily consisted of the net loss from continuing operations of $2,526,545 less non cash items of $1,784,603.

     Net cash provided by financing activities was $131,850 for the nine months ended September 30, 2001. Cash provided by financing activities consisted of proceeds from the sale of our common stock of pursuant to the equity line with Swartz Private Equity, LLC., and sale of common stock for $87,000 to Turn-Key Entertainment LLC.

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

If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. As of September 30, 2001, we do not have sufficient working capital to sustain operations through December 31, 2001. We will pursue opportunities to finance operations and satisfy cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations.

Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or our existing equity investees such as Turn-Key Entertainment LLC and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurances that any of these opportunities will be successful.


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

On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the Company paid $25,000 in cash to Destiny. The remainder is payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 50,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company is required to pay Destiny a monthly minimum of $25,000 which is payable either in cash or through the liquidation of shares. On December 6, 2000, the Company transferred 50,000 restricted shares to Destiny. Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company is required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through September 2001 approximately 30,000 shares have been liquidated for proceeds of $66,733.

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

On July 30, 2001, the Company purchased an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%, which consisted of 545,455 shares valued at $600,000. This investment was charged to expense in accordance with generally accepted accounting principals.

On July 30, 2001, an aggregate of 300,000 shares were to be issued to consultants in exchange for services to be rendered valued at $51,000. No services were rendered prior to September 30, 2001.

On March 12, 2001, the Company signed compensation agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. One conditional letter of agreement subject to financing was signed on May 30, 2001 and subsequent to June 30, 2001, 204,545 shares were issued to Marc Pitcher and none to Sid Amira.

In July and August 2001, the Company issued 615,000 shares of common stock valued at $473,360 to officers and consultants as follows: officer, 204,545, former officer and director 42,500, former officer 42,500, legal services 7,360, directors 30,000 and consultants 800,000.

     In August 2001, the Company issued 1,160,000 common shares for $87,000 in exchange for advances of $49,854 and the balance of $37,146 for shares in lieu of repayment for advances made to the company by Turn-Key Entertainment LLC.

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

                                  PAYFORVIEW MEDIA GROUP HOLDINGS CORP.

Date: November 16, 2001           By: /s/ Marc A. Pitcher
                                  Marc A. Pitcher,
                                  President & Director