Form 10KSB
period 2001-12-31
JAMES BARCLAY ALAN INC
filed 2002-04-17
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                          FORM 10-KSB

     Annual Report Pursuant to Section 13 or 15(d) of the
              Securities and Exchange Act of 1934
          for the Fiscal Year ended December 31, 2001

                     JAMES BARCLAY ALAN INC
    (Formerly known as PayForView Media Group Holdings Corp.
                   and Payforview.com Corp.)

    (Exact name of registrant as specified in its charter)


                Commission File Number: 0-27161

Nevada, U.S.A.                                         91-1976310
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)


   509 Madison Avenue, 16th Floor, New York, New York 10022
           (Address of principal executive offices)

                         (212) 201-6900
       (Issuer's telephone number, including area code) -

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

YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

As of April 12, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $618,312.

1. As of April 12, 2002, the Company had approximately 12,125,255 shares of Common Stock issued and outstanding.




                    JAMES BARCLAY ALAN INC.
                          FORM 10-KSB
          For the fiscal year ended December 31, 2001


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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K




PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was incorporated on August 26, 1998 under the name Sierra Gold Corporation. On January 4, 1999, Sierra Gold Corporation changed its name to Payforview.com Corp. The Board of Directors approved on April 17, 2001 to change the name of the Company from PayForView.com Corp to PayForView Media Group Holdings Corp. and then in January 2002 pursuant to a Board of Directors approved plan of reorganization and decision to abandon the on-line streaming media industry, the Company changed its name to James Barclay Alan Inc. (the "Company" or "JBA") The Company's current trading symbol is JBAI.

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

The company was previously engaged in the on-line streaming media industry as an integrated on-line and off-line broadcaster of entertainment and information and gained broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, the Company has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also used its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owned several other interests. Turn-Key Entertainment, (in which the company held a 30% interest) is building an on-line, pay-per-view industry product that was synergistic with the Company's core business. Voyager Films and Voyager Film Sales, two wholly owned subsidiaries of the Company, were engaged in the packaging and financing of motion pictures.

The collapse of the consumer oriented streaming media industry and subsequent economic downturn made the prospects of successfully operating or raising additional funds for the Company remote. The Board of Directors approved and put into action a plan of reorganization in January 2002 with the purchase of Bermondsey Investments, and began operations under its new name, James Barclay Alan Inc.

James Barclay Alan Inc. is an investment banking and securities firm that provides unique financial services to micro-capitalized companies and investors in the NAFTA trading zone (USA, Mexico, Canada and the Caribbean). JBA has been organized as a professional association of investment banking and brokerage specialists who implement, from concept, creative debt or equity financial solutions for companies in the USA, Canada, Mexico and the Caribbean. JBA continuously cultivates the specialty knowledge of its representatives to provide advantageous cross-border financial solutions and excellent high yield, asset backed investment opportunities.

Our executive offices are located at 509 Madison Avenue, Suite
1610, New York, New York 10022, and our telephone number is (212)
201-6900.

The Structure

JBA is an amalgamation of previously independent, micro cap corporate finance, investment banking and securities professionals into a uniformly organized and branded service firm. By joining these services together, NAFTA wide, JBA is not only developing a wide network of valuable resources but also a system that profits from combining the unique attributes of each Nation's financial & regulatory markets. The small firms and individual practitioners involved in the formation of JBA currently use some of these various cross-border advantages to provide their clients with capital solutions not otherwise available. In an industry characterized by high levels of fragmentation, one and two person shops and varying degrees of ethics and skills, JBA fulfills the need to a well organized, professional, ethical and full service firm. Building upon the well-respected structures of 'big-board' investment banking firms, JBA has developed a business model that provides the same high level of standards of practice, code of ethics, professionalism and performance credibility. Yet the company maintains low overhead through its independent representative structure. All of JBA's representatives whether they are investment bankers, syndicaters, merchant bankers, securities lawyers or financial analysts, have their projects approved and reviewed by senior managers who have a long-term equity stake in the firm. This level of scrutiny along with the firm's on going standards of practice and code of ethics training ensures that JBA raises the bar in professionalism within the micro-cap industry.

The Service

JBA will generate fee and commission based revenues from its combined services and capital solutions that include investment banking consulting services, merchant banking, syndication, fund management and securities brokerage. JBA markets its services and deals strictly with revenue producing companies that have a three-year minimum track record, positive operating cash flows and a strong potential to be listed on AMEX or NASDAQ in two years. This is the same success generating criteria that is used by the company's founding members in their successful private practices.

Location(s)

The company's head office is located in New York City. Two branch offices have been established in Canada and the Caribbean. Benefitting from today's technology, investment-banking representatives not need reside in a branch or head office city. The company maintains a paperless system through a highly secure virtual private network. This allows JBA to adjoin some of the best micro-cap investment banking talent in North America.

Marketing

Tapping into the proven client acquisition activities of the participating individuals, JBA is building upon their successful methods and developing a strong JBA brand. As the key to success in this industry is having both deal flow and capital resources, the company has two distinct marketing programs. One program oriented to institutional and accredited investors and the other towards successful micro-cap companies. One of the greatest benefits of amalgamating previously independent professionals is the access to valuable and highly useful database of customers. Additionally, as JBA is a vertically integrated firm, several cross-selling opportunity exist and will be a focal point for the marketing team. For instance, retail and institutional brokerage customers will be an excellent source for purchasing into the firms' hedge funds. Yet many of those customers are entrepreneurs or work in an executive capacity with small companies and thus represent an opportunity for deal flow acquisition. Finance JBA anticipates providing complete financing services to twelve companies in its first year as well as the brokerage needs of its retail & institutional clients. In addition to fee and commission revenues, the company also receives capital gain income from options and stock earned in investment banking services. This additional income is dependent on a number of factors and represents the opportunity for supplementary profits. Given the anticipated success of the JBA, the company plans to meet the requirement for listing on either AMEX or NASDAQ by the end of the second year. The company requires an infusion of approximately US$800,000 to cover the anticipated nine months of cash flow deficiency, organization/set-up costs and capital reserves.

General Philosophy

The company is dedicated to the development of micro cap financial resources in the USA, Canada, the Caribbean and Mexico. Many of these countries are decades behind in the creation of active and professional capital markets for small, let alone micro sized firms. Through its association of respected and professional practitioners, JBA intends to become one of the leading firms in developing these resources often replacing the bureaucratic and inefficient development banks of yester-year in these up and coming markets while developing new and more cost effective methods of micro-cap financing in more mature markets. To industry suppliers, JBA intends on gaining recognition as a professional, ethical and pro-active participant in the micro cap financial markets. The company intends to develop this through educational programs and a well-structured organization, aimed at ensuring high levels of professionalism throughout the company. JBA desires to support the communities in which it resides as well as those in which the companies it finances reside. JBA believes that a strong and productive workforce best rises from continuous education, fair and frequent promotion, and personal development. We take pride in making our clients our number one priority. We understand that JBA's success is based on how hard we work for our clients.

JBA has set a high standard of professionalism for all of our representatives to follow. We pledge to respect the highest ethical and moral standards as well as the laws that govern this industry in order to maintain the strength of our reputation. JBA's mandate is to provide clients with exceptional rates of return. We understand our continued success depends on our profitability. This will create a positive cycle that will increase our client base, build our capital and help us attract and keep our knowledgeable representatives.

The Market

The company competes in two sub-sectors of the financial services industry, specifically, Investment Banking and micro-cap related Asset Management and Brokerage. Simply speaking, the company has micro-cap companies on one hand and growth oriented investors on the other. Due to the company's focus on small & micro cap companies, its revenues also depend upon cycles within the Venture Capital industry.

Venture Capital Industry

Though the capital markets have been bearish as of late and IPO's have not been the hotbed they were a year or two ago, the venture capital industry is still vibrant. Tracy Lefteroff, global managing partner of the Venture Capital Practice of Price Waterhouse Coopers, commented in the Q3 2001 MoneyTree survey, "Typical comparisons to the watershed years of 1999 and 2000 are unrealistic. Those levels of investment were anomalous and unsustainable. Investments through the first three quarters of 2001 total $25.4 billion [in the USA], far exceeding full year 1998 of $17.5 billion. In fact, we expect full year 2001 to reach $30 billion, making it the third largest year in history." Further, results of a recent economic impact study released by the National Venture Capital Association (NVCA) reveals that venture capital invested during the period 1970 - 2000 created
7.6 million U.S. jobs and more than $1.3 trillion in revenue as of the end of 2000. The research, conducted by DRI-WEFA, formerly Wharton Econometrics, and commissioned by the NVCA, shows that $273.3 billion of venture capital created companies that were responsible for 5.9% of the Nation's jobs and 13.1% of the U.S. Gross Domestic Product in 2000.

The Competition

U.S.A.

With the burst of the Dot COM's in the U.S. financial markets, many small-cap financing companies have either closed up or headed for the sidelines. Those who participate in the micro cap financing industry tend to be individuals or 3 to 4 person shops. Throughout the micro cap financing industry no one individual or firm provides the complete range of services, let alone cross-border or intra NAFTA abilities. There are many people that offer finding services for financing or brokerage services. Fewer are those who can provide unique financing solutions, often only for public companies at a tremendous cost to shareholders.

The industry is composed of many small players, each doing a particular part of the puzzle. Major players in the financial industry avoid the micro cap industry because of the small size of the financings. Whether it is a public offering or an asset backed loan in the $1 million to $10 million financing range, large firms are simply not interested. This void represents an opportunity. There is an opportunity in the U.S.A. to provide micro cap companies with a full service, one stop shop for their financial needs.

Canada

Tremendous consolidation in the financial industry over the past decade has left Canada with almost no micro cap level investment bank and securities firms. With the deregulation of the banks in the late eighties, small and mid level firms that specialized in micro cap situations were bought up and changed to conform to the more risk adverse strategies of their acquirers. Consolidation continued through the nineties as mid and large size firms were further acquired by the banking community, leaving just a few independent broker dealers to service the micro cap industry. Given the low level of competition, none of these firms has had to consider cross border financing strategies. Further, firms like Canaccord Capital, Yorkton Securities and Wolverine Securities have now collected numerous brokers from the recent departure of Merrill Lynch, causing their focus to drift more towards the risk adverse.

With the dramatic drop in the Canadian dollar versus the U.S. dollar, many Canadian firms are seeking U.S. financings to assist with their growth into the U.S. market place. More and more Canadian firms are selling their products and services in the U.S. and as a result their capital requirements for growth are centered on the U.S. dollar. None of the firms currently familiar with micro cap financings are experienced or geographically developed to provide cross-border financing.

Caribbean

With respect to micro cap financing, the Caribbean is thirty years behind the U.S.A. With a population equal almost to that of Canada or California, the Caribbean represents an opportunity to provide high margin strong growth financial products and services. Firms in the Caribbean with international sales are seeking U.S. dollar capital to mitigate their foreign currency risk in expanding. Aside from the Canadian banks located in the islands, there is no one offering cross border financial services to the regions micro cap businesses.

Fund Management

The company intends to manage several funds oriented to opportunities dealing with established micro cap growth companies as well as a special automated trading system. These funds typically have 99 investors or less and are organized as limited partnerships. The company primarily markets its funds to accredited investors (as defined by in Regulation D of the SEC Acts of 1933 & 1934) and institutions. As the general and managing partner of these funds the company typically charges 2.75% per annum in management fees and participates in 25% of the profits after the limited partners receive a minimum annual return of 8%. Aligning with the company's mandate for professionalism and ethical standards, each fund is set up with an unrelated third party portfolio manager. The company intends to manage the Gateway Growth Fund L.P. that invests in established Canadian and US micro-cap companies. Beginning in early February 2002, the company began actively selling 'follow-on' units in that fund with the goal to increase its capital base to US$10million. As the company's operations develop, several more funds will be sponsored and marketed. The following is a list of the types of funds that the company plans to create and market.

US Micro-cap growth funds

     CDN Micro-cap growth funds
     Caribbean Micro-cap special situation hedge funds
     Market Master Dow 30 trading system fund
     Market Master S&P 100 trading system fund
     Market Master FTSE trading system fund
     US Micro-cap special situation fund.

Securities and Brokerage

The company is currently negotiating with several US and Canadian broker dealers to form a joint venture under the name JBA Securities. This is the final piece in the JBA full service
puzzle   distribution. No other firm in the micro-cap brokerage
segment offers cross border broker dealer services. Through the network of contacts in each area of business within JBA comes the ability to set-up and perform a successful cross border broker dealer. Through its broker dealers, JBA is organizing to offer securities and brokerage services to its institutional and accredited investors, including proprietary trading accounts using the Market Master trading program. By joint venturing, JBA is able to quickly fulfill this final point of vertical integration at minimal cost. Though the company is working towards minimizing the capital it requires to affect a brokerage joint venture and fund its operations.

The Operating Plan

Representatives Structure

JBA's business model is centered around the concept of bringing previously independent professionals and industry practitioners together and providing them with the tools to earn income based on their level of involvement and value added service. Essentially this is analogous to the model used in security brokerage and real estate. That is why almost everyone at JBA is contracted as a representative. The model allows the firm to access top talent who may desire part-time or full time participation. Additionally, it reduces the company's overhead. Industry professionals that are paid solely on a commission type basis perform the various services provided by JBA. Each professional has entered into a legal contract with the company as a representative. All representatives are thoroughly screened and reviewed before being taken on by the company. Each representative is responsible for adhering to the company's code of ethics, standards of practice (modeled after those of the AIMR) and policies. They are responsible for their own expenses and licensing requirements with the exception of securities brokers. This performance-based structure allows JBA to be extremely responsive and flexible to market conditions and operate with much lower overheads. Herein lies JBA's ability to rapidly expand, replicating its model throughout NAFTA trading countries while adjusting to local parameters. The company uses Internet technology to provide a secure network accessible to representatives regardless of geographic location. This system also provides the company with greater access to some of the best talent in the industry.

Chiefly, the company is soliciting individuals that have a minimum annual gross commission/fee and capital gain income of $300,000. This includes, corporate lawyers specializing in corporate financings, investment bankers, syndication specialists and brokers. Representatives split gross commissions, fees and equity gains (emoluments) on a 50/50 basis with the firm. Generally, representatives may elect to rent office space within the company's offices, and charge a monthly rate referred to as a "desk fee". In certain circumstances, the company may elect to provide office space free of charge. The company will commence operations with two locations, New York and Vancouver, Canada. An agreement has been reached with MDG Corporate Services Inc. of Barbados in the Caribbean to provide an office identity and initial representation services for the region.

Building the Business   Implementation

The company is commencing operations in two locations, New York, USA and Vancouver, Canada. An agreement has been reached with MDG Corporate Services Inc. of Barbados in the Caribbean to provide an office identity and initial representation services for the region. As the business begins to finalize its form with all the necessary structures in place and working, the company will further develop its NAFTA wide market. The company has commitments by two high grossing investment bankers and preliminary commitments by two other practicing firms. Additionally, JBA is negotiating either agreements for service or joint ventures with the remaining specialty companies. Of those individuals currently committed to join, their complete client bases, services and deals-in-process will be rolled-in. This provides the company with immediate sources of revenue and cash flow. The company began "Representative" operations in February 2002 with the recruitment of two experienced industry professionals for both the New York and Vancouver offices. To support these operations the company will hired a receptionist and an administrative assistant in both locations. Effective late January 2002, Mr. Rodney Gelineau will join the firm full-time as its President. For regulatory compliance and filing the company has organized two part-time consultants to begin just prior to January 1st. of 2002.

Operations - The Divisions

Investment Banking

Our investment banking services will begin in both Vancouver and New York. Using proven financing instruments, the company will match funding with deal flow and collect the industry standard 12% investment banking fee. Additionally, the company is able to negotiate stock, stock options and warrants in many of its financings. Resultantly, the company receives further income from the eventual divestiture of these equities. Rodney Gelineau will be the lead investment banker working with representatives to encourage deal flow and financial resources. During the initial nine months, the company will focus on Canada and the USA. Later in the first year the company will move forward in developing several of the relationships and networks it has in the Caribbean and Mexico. Financial resources to participate and complete these deals will come from three sources, firstly, through investment from the Gateway Growth Fund. Secondly, the company will syndicate or 'find' investment capital through its brokerage clients. Thirdly, the company will syndicated some of its deals with other financing firms such as Kleiner Perkins. Where the company does not have the services in house, it will use services that its representatives or the company has used in the past and are satisfied with. It is expected however, that the majority of services that the company will require in order to complete an investment banking transaction will be available 'in-house'.

It is a focus of the company to be professional and client oriented. Our professionalism will be reflected through our management of the deal flow inquiry process. Set procedures and response time targets will be put in place to ensure that companies interested in financing/advisory services are dealt with in a timely and informative fashion. Our focus on client orientation will be reflected in our transparency and constant communication with clients moving through their financing process. All clients will be given project schedules that outline the persons involved and the tasks assigned to them including completion dates. Ultimately, clients will be able to access status updates on-line. This process ensures that clients are educated on the process, time and requirements of the financing option they have selected. Additionally, clients can compare the financial and logistical effects of the various types of financing vehicles we can offer them, by reviewing these project-scheduling templates. Beginning initially in a paper format, this system will be developed into an automated process accessible by staff, clients and prospective client on-line.

Merchant Banking

The company's banking division purchases assets on behalf of the company (proprietary investments) and then sells those assets at some point in the future earning a capital gain, income or revenues for the investment banking division. As head of JBA's merchant banking division, Marc Pitcher, brings to the position tremendous hands-on experience in reorganizing and developing distressed public companies. Primarily taking positions in public companies that are deficient in filings or other corporate governance issues, the merchant banking division will research, evaluate and coordinate a proprietary investment. We will work with the debtors, management, stockholders and regulatory bodies to reorganize and reinstate the public company to full and compliant trading status. The division will then sell its position at an anticipated gain commensurate with the value added to it.

Fund Management

The company intends to manage one growth fund, Gateway Growth Fund L.P. as well as managing and marketing several others. Operating under the companies JBA Fund Management subsidiary, the company will receive monthly management fees as well as profit participation. As a standard practice, JBA Fund Management, when acting as a general partner in a fund, participates in 25% of the profits only after investors have received a base level of return on their investment. Typically it charges a management fee of 2.75% on the capital of the funds it manages. To maintain the integrity of its funds, JBA Fund Management hires an independent portfolio manager to act as the final gatekeeper. All investments considered for a fund must first be reviewed, analyzed and accepted by the fund management's investment committee before being officially recommended to the portfolio manager.

Brokerage (American and Canadian)

The company is seeking a joint venture partner to assist it with the creation of a specialty brokerage service. Targeting primarily sophisticated investors, the company desires to use its brokerage division to provide further sources of financing either by investment in its growth fund, syndicated deal financings or directly through investment in the stock of the companies the firm finances.

RISK FACTORS

NO SIGNIFICANT OPERATING HISTORY

We do not have any significant operating history upon which to evaluate our future performance. As there is no lengthy history of operations, the reader will be unable to assess future operating performance or future financial results or condition by comparing these criteria against their past or present equivalents. Future revenues are expected to be derived from the successful implementation of our business plan. We will only be able to attract investment banking and brokerage clients if we can develop and maintain a successful marketing, advertising and public relations strategy sufficient enough allow us to be considered by potential clients.

WE EXPECT TO INCUR CONTINUED LOSSES

We expect to incur losses on both a quarterly and an annual basis for the foreseeable future and cannot predict when will ever achieve profitability.

WE RELY ON OUR MANAGEMENT TEAM AND EMPLOYEES

Our success will depend to a large degree upon the efforts of our management, financial and marketing personnel. Our success will also depend on our ability to attract and retain additional qualified management, financial and marketing personnel. Hiring employees with the combination of skills and attributes required to carry out the strategy is extremely competitive. We do not have "key person" life insurance policies on any of our officers or other personnel. The loss of the services of key personnel together with an inability to attract qualified replacements could adversely affect prospective growth and our operations.

THE INVESTMENT BANKING BUSINESS IS HIGHLY COMPETITIVE

We will compete for both Clients and Funding with numerous larger and well-financed companies. These include:

- Other Investment Banking companies that may directly compete with us as we solicit clients and funding.

- National and International banks which provide the same services that we offer at competitive or lower rates than we can.

- Private funders and "Angel Investors" who have access to larger funds than we do and offer similar sized loans and financings;

- Established Securities firms with investment banking divisions

UNCERTAINTIES REGARDING INTERNATIONAL EXPANSION MAY
ADVERSELY AFFECT OUR GROWTH

Our intended establishment of operations in foreign countries and hiring of employees or consultants in other jurisdictions will entail significant expenditures and some knowledge of each country's national and local laws, including tax and labor laws. Furthermore, there are certain risks inherent in conducting business internationally, including regulatory requirements, legal uncertainty regarding liability, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, currency exchange rate fluctuations, tariffs and other trade barriers, political instability and potentially adverse tax consequences, any of which could adversely affect growth opportunities.



WE RELY ON COPYRIGHTS, TRADE SECRETS AND INTELLECTUAL PROPERTY

Copyrights, trade secrets and similar intellectual property are significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect proprietary rights. We have applied for federal trademark protection for "James Barclay Alan Inc", "James Barclay Alan Ltd", James Barclay Alan Securities" and "James Barclay Alan Fund Management". We are unable to assure the reader as to the future viability or value of any of our proprietary rights or those of other companies within the industry. We are also unable to assure the reader that the steps taken to protect proprietary rights will be adequate. Furthermore, we can have no assurance that our proposed business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

WE WILL REQUIRE SUBSTANTIAL ADDITIONAL FUNDING TO CARRY OUT OUR
BUSINESS PLAN

We will require substantial additional financing in order to expand our business and to become a meaningful competitor in the Investment Banking industry. There is no assurance that such financing will be available, or if available, at terms suitable to us. Moreover, if additional capital were raised through borrowing or other debt financing, we would incur additional interest expense.

WE ARE SUBJECT TO LAWS AND REGULATIONS REGARDING THE FINANCIAL
SERVICES INDUSTRY

There are currently Federal and State laws and regulations directly applicable to the Investment Banking and financial industries, and it is likely that new law and regulations will be adopted in the United States and elsewhere covering issues related to these industries. We will incur heavy costs associated with complying with various rules and regulations on an ongoing basis, and cannot assure the reader that despite our efforts to remain compliant in all jurisdictions that we will not at times be subject to review, penalty, fines or cease business orders from Federal, state or local regulators as a result of failing to remain compliant.

OUR FINANCIAL STATEMENTS CONTAIN "GOING CONCERN" LANGUAGE

Our financial statements for the years ended December 31, 2000 and 2001 state that because of our recurring operating losses, working capital deficits and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


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

We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this annual report generally. All subsequent written and oral forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently maintains offices at two locations, in Vancouver, British Columbia and New York, New York. The business office in Vancouver is located at the Guinness Business Centre, Suite 300, Guinness Tower, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9. The Vancouver office is leased at $2500.00 per month, with a month-to-month lease and an option to renew for a longer period at any time. The main office in New York, is located at 509 Madison Avenue, 16th Floor, New York, New York 10022, consists of approximately 4,000 square feet, leased at $16,000 per month, with a 60-month lease that expires in May of 2005. The property as described is sufficient to satisfy our requirements for at least the next 12-month period.

ITEM 3. LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against us (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised.

On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the company paid $25,000 in cash to Destiny. The remainder was payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 50,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company was required to pay Destiny a monthly minimum of $25,000, which was payable either in cash or through the liquidation of shares. Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company was required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through December 31, 2001, 30,000 shares have been liquidated for proceeds of $66,733.

On June 5th, 2000, Netmynd Inc. filed a lawsuit against us (Los
Angeles Superior Court Case # SG061720) claiming that the Company owed a contract obligation for construction of proprietary e commerce solution amounting to $300,000.

On January 11, 2002, the Company settled both outstanding lawsuits with one agreement for a payment to both parties totaling $250,000 payable in cash of $180,000 and stock of $70,000 as further described below. The cash is payable in four equal monthly payments of $45,000 beginning February 1, 2002 through May 1, 2002. In addition to the cash payments, the Company agrees to transfer to the claimants within six months freely trading common stock in up to 10 public companies having a market value of $70,000. To date, the Company is in default because it has not paid all of the required installments.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. MARKET FOR COMMON EQUITIES AND RELATED STOCKHOLDER
        MATTERS

A. Market Information

Our common stock is presently listed and traded on the National Association of Securities Dealers' Over-The-Counter Bulletin Board under the symbol "JBAI." However, there is currently no "established trading market" for the Company's common stock, and no assurance can be given that any current market for the Company's common stock will continue to develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resale under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company, Limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144. There are approximately 7,532,455 restricted shares of the Company, with full voting rights, eligible for trading as of the date of the financial statements.

The following quotations were provided by the National Quotation
Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.




STOCK QUOTATIONS*
                              -----------------------
                                    CLOSING BID
                              ----------------------

Quarter ended:                High               Low
--------------                ----               ---
December 31, 2001             0.08               0.035

September 30, 2001            0.24               0.040

June 30, 2001 (1)             0.54               0.19

March 31, 2001                2.00               1.30

December 31, 2000             0.375              0.125

September 30, 2000            0.375              0.187

June 30, 2000                 1.12               0.25

March 31, 2000                1.64               0.53


(1) Effective April 23, 2001, the Company instituted a
20-for-1 reverse stock split of its Common Stock.


(I) With the exception of the 10,534 warrants held by Swartz Private Equity and the 60,000 stock options granted in July 2000 to and consultants of the company, there is currently no Common Stock of the Company which is subject to outstanding options or warrants to purchase.

(ii) There are currently approximately 7,532,455 shares of the Company's Common Stock that are eligible to be sold under Rule
144 of the Securities Act of 1933 as amended.

(iii) With the exception of the Swartz Equity Line, and the private placement sold in February 2002 (details set out below), there are currently no common equities that are being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

In February 2002, the Company approved a private placement for Canadian Residents only to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002, and the holder is eligible to convert starting at $0.50 per share on or before June 30, 2002 up to $1.50 per share until June 30, 2003. $73,000 has been sold to date. The Debentures are unregistered and convertible into the Company's common stock with interest to accrue at the rate of 8.5% per year paid semi-annually. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

B. Holders

As of December 31, 2001, the Company had approximately 6,400 shareholders of record.

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

E. Transfer Agent and Registrar

The Transfer Agent and Registrar for our Common Stock is Transfer
Online, Inc. at 227 SW Pine Street, Suite 300, Portland, Oregon
97204.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

We have not had any significant revenues since purchasing Voyager
Entertainment in 1999. We have incurred a cumulative net loss in our development stage of approximately $22,353,278 as of December
31, 2001. We expect to continue to incur substantial and increasing losses during our development stage.

The company was previously engaged in the on-line streaming media industry as an integrated on-line and off-line broadcaster of entertainment and information and gained broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, the Company has distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also used its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owned several other interests. Turn-Key Entertainment, (in which the company held a 30% interest) is building an on-line, pay-per-view industry product that was synergistic with the Company's core business. Voyager Films and Voyager Film Sales, two wholly owned subsidiaries of the Company, were engaged in the packaging and financing of motion pictures.

The collapse of the consumer oriented streaming media industry and subsequent economic downturn made the prospects of successfully operating or raising additional funds for the Company remote. The Board of Directors approved and put into action a plan of reorganization in January 2002 with the purchase of Bermondsey Investments, and began operations under its new name, James Barclay Alan Inc.

James Barclay Alan Inc. is an investment banking and securities firm that provides unique financial services to micro-capitalized companies and investors in the NAFTA trading zone (USA, Mexico, Canada and the Caribbean). JBA has been organized as a professional association of investment banking and brokerage specialists who implement, from concept, creative debt or equity financial solutions for companies in the USA, Canada, Mexico and the Caribbean. JBA continuously cultivates the specialty knowledge of its representatives to provide advantageous cross-border financial solutions and excellent high yield, asset backed investment opportunities.

Our executive offices are located at 509 Madison Avenue, Suite
1610, New York, New York 10022, and our telephone number is (212)
201-6900.

Results of Operations

Year ended December 31, 2001 as compared to the year ended
December 31, 2000.

Revenues

We had no revenues from operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

Selling, general and administrative expenses for the year ended December 31, 2001 decreased from $6,632,308 to $2,130,189 a net decrease of $4,502,119 as compared to the year ended December 31, 2000. The decrease was primarily due to decreases in personnel costs and consulting fees of $3,310,286 (of which $2,101,314 was non-cash equity based compensation), and a $221,769 decrease in professional fees, travel, web events and development and advertising and promotion of $537,540.

Loss on impairment

We had losses from impairment during the year ended December 31, 2001 of $760,683 due to the fact that during management's review of licenses and capitalized software it was determined the carrying value was not fully recoverable due to the Company's change in business focus.

There were no losses from impairment for the year ended December
31, 2000.

Amortization of License Fees:

We had amortization of license fees of $69,284 and $163,967 for the years ended December 31, 2000 and 2001, respectively. The increase is due to the additional amortization as a result of certain licenses and rights purchased in the last half of 2000 which had a full year amortization in 2001.

Investment Expense:

Investment expense of $600,000 for the year ended December 31, 2001 represents additional investment in Turn-Key Entertainment LLC, and was expensed in accordance with generally accepted accounting principals, compared to $2,400,000 investment expenses in Turn-Key Entertainment LLC for the year ended December 31, 2000.

Interest Income:

Interest income for the year ended December 31, 2001 was $8,896, as compared to $114,765 for year ended December 31, 2000. This is due to decreases in available cash equivalent balances during the year ended December 31, 2001.

Extraordinary Item

During the year ended December 31, 2000, we recorded a gain on extinguishment of debt of $200,151. This was due to a May 2000 settlement of $850,000 for a $1,050,151 debt.

Liquidity and Capital Resources

Since inception through December 31, 2001, we had a deficit accumulated during the development stage of approximately $ 22,353,278 and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock. From inception to December 31, 2001 we received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $5.7 million.

We used net cash in operating activities of $761,849 for the year ended December 31, 2001. Net cash and cash equivalents used in operations for the year ended December 31, 2001 consisted of the net loss from continuing operations of $3,645,943 less non cash items of $3,118,439 and a decrease in accounts payable of $229,508.

Net cash used in investing activities was zero for the year ended December 31,2001,representing a strategic equity investment in Turn-Key Entertainment LLC. The amount due to Turn-Key, $75,725, was offset by the issuance of stock of $87,000, payment of cash of $49,854 and expenses incurred on behalf of Turn-Key of $38,579. The remaining amount of $26,553 owed to Turn-Key was forgiven pursuant to a settlement agreement between the Company and Turn-Key.

Net cash provided by financing activities was $152,403 for the year ended December 31, 2001. Cash provided by financing activities consisted of proceeds from the sale of our common stock of $94,704 and loans from Turn-Key in the amount of $75,725.

Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our website development, marketing plans, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, the cost of streaming video content on the Internet and effectiveness of commercialization activities and arrangements.

In February 2002, the Company approved a private placement for Canadian Residents only. Offering Memorandum to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly, starting June 30, 2002, and the holder is eligible to convert starting at $0.50 per share on or before June 30, 2002 up to $1.50 per share until June 30, 2003. $73,000 has been sold to date. The Debentures are unregistered and is convertible into the Company's common stock with interest to accrue at the rate of 8.5% per year paid semi-annually. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.


We are likely to require substantial funding to continue our business development, including our marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities. We are currently raising funds through a private placement to Canadian residents only and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. Historically, the Company has been successful in meeting ongoing cash requirements with equity placements, both public and private, however, there can be no assurance that discussions will result in any investments, collaborative arrangements, agreements or funding, or that future additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our business development, including marketing and administrative activities and our business and financial results and condition would be materially and adversely affected The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public.


Changes in Securities

In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and Put exercised in February 2001.The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

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

On July 30, 2001, an aggregate of 300,000 non-refundable shares were to be issued to consultants in exchange for services to be rendered valued at $51,000.

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

In August 2001, the Company issued 1,160,000 common shares for $87,000 for repayment for advances of $49,854 and cash of $37,146 from Turn-Key Entertainment LLC.

In February 2002, the Company approved a private placement for Canadian Residents only. Offering Memorandum to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly, starting June 30, 2002, and the holder is eligible to convert starting at $0.50 per share on or before June 30, 2002 up to $1.50 per share until June 30, 2003. $73,000 has been sold to date. The Debentures are unregistered and convertible into the Company's common stock with interest to accrue at the rate of 8.5% per year paid semi-annually. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.


ITEM 7. FINANCIAL STATEMENTS

CONTENTS


Report of Independent Certified
Public Accountants                           F-1

Financial Statements

Consolidated Balance Sheets                  F-3

Consolidated Statements of Operations        F-4

Consolidated Statement of Changes
in Stockholders' Equity                      F-5

Consolidated Statements of Cash Flows        F-6

Notes to Consolidated Financial Statements   F-7


                               F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
James Barclay Alan Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of James Barclay Alan Inc. and Subsidiaries (formerly PayForView Media Group Holdings Corp., Payforview.com Corp. and Sierra Gold Corporation) (a development stage company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and the cumulative consolidated statement of operations, stockholders equity and cash flows for the period April 6, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from April 6, 1998 (inception) through December 31, 1998, which represents 1.2% of the cumulative net loss for the period from April 6, 1998 (inception) through December 31, 2001. These statements were audited by other auditors, whose report thereon have been furnished to us, and in our opinion, insofar as it related to the 1998 results, are based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James Barclay Alan Inc. and Subsidiaries as of December 31 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended and the cumulative results of operations and cash flows for the period from April 6, 1998(inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has experienced recurring net losses, has an accumulated deficit and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

New York, New York
April 9, 2002











F-3

            James Barclay Alan Inc. and Subsidiaries
        (formerly PayForView Media Group Holdings Corp.
                   and Payforview.com Corp.)
                 (a development stage company)

                  CONSOLIDATED BALANCE SHEETS
                            December 31,

                                2000              2001
ASSETS

Cash and cash equivalents     $ 610,968      $   1,522
Prepaid expenses                  1,500             --
                             ----------      ---------

Total Current Assets            612,468          1,522

Fixed assets, net               412,654         91,225


Deferred offering costs         525,000             --

Intangible assets, net           92,748             --

Capitalized website
development costs, net          267,479             --

Restricted cash                 183,571        186,772

Other assets                         --          3,136
                              ---------      ----------
                             $2,093,920     $  282,655
                              =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable              $   64,735     $   81,987
Accrued Consulting Fees           53,009             --
Accrued Bonus                    193,751             --
Liabilities from discontinued
 operations                      275,065        250,000
                              ------------    ----------
Total Current Liabilities        586,560        331,987

Preferred Stock
 Authorized 100,000,000 preferred
 shares with a par value of $0.0001
 None issued and outstanding

Stockholders' equity (deficiency)

 Common stock
  Authorized, 250,000,000 common
  shares with a par value of $0.0001;
  issued and outstanding, 2,984,533
  and 6,587,005 shares, respectively   298          659

Additional paid-in capital      20,296,144   22,373,287

Destiny valuation account          (98,750)     (70,000)

Deficit, accumulated during the
 development stage             (18,690,332) (22,353,278)
                               -----------   ----------

Stockholders' equity
  (deficiency)                   1,507,360      (49,332)
                               -----------   ----------
                                $2,093,920      282,655
                               ===========   ==========


The accompanying notes are an integral part of these statements.

(format change)


                        James Barclay Alan Inc. and Subsidiaries
                     (formerly PayForView Media Group Holdings Corp.
                                and Payforview.com Corp.)
                              (a development stage company)

                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  Cumulative
                                                                  Amounts from
                                                                  April 6,1998
                                                                  (inception)
                                        Year Ended                through
                                        December 31,              December 31,

                                      2000            2001            2001
                                  ------------    ------------    ------------
Costs and expenses
Selling, general and
administrative
Expenses                          $ 6,632,308      $2,130,189      $11,278,122

Amortization of licenses               69,284         163,967          595,554

Loss on impairment                         -          760,683        5,007,705

Investment expense                  2,410,000         600,000        3,010,000

Interest expense                           -                -          348,631

Interest income                      (114,765)         (8,896)        (123,661)
                                     --------         --------        --------
                                   (8,996,827)     (3,645,943)     (20,116,351)
                                     --------         --------        --------


                        James Barclay Alan Inc. and Subsidiaries
                     (formerly PayForView Media Group Holdings Corp.
                                and Payforview.com Corp.)
                              (a development stage company)

                     CONSOLIDATED STATEMENT OF OPERATIONS (continued)

Loss from continuing
 operations                        (8,996,827)     (3,645,943)     (20,116,351)
                                   -----------     -----------     -----------
Discontinued operations
 Loss from operations                       -               -        1,056,167
 Loss from disposal                    138,715         17,003        1,380,911
                                   ------------    -----------    ------------
Loss from discontinued
 operations                        (   138,715)       (17,003)      (2,437,078)
                                   ------------    -----------    ------------
Loss before extraordinary
 items                             (9,135,542)     (3,662,946)     (22,553,429)

Extraordinary item - gain on
extinguishment of debt
 (Note I)                             200,151               -          200,151
                                   -----------     -----------      ----------

Net Loss                          $(8,935,391)     (3,662,946)     (22,353,278)
                                   ===========     ===========      ==========


Basic and diluted loss per share:
  Continuing operations            $    (3.17)     $     (.79)     $  (8.32)

  Discontinued operations                  --              --         (1.01)
  Extraordinary item                      .07            (.01)          .09
                                   -----------    --------------   ---------

Basic and diluted loss
 per share                         $    (3.10)           (.80)       $(9.24)
                                     =========          =======      =======

                        James Barclay Alan Inc. and Subsidiaries
                     (formerly PayForView Media Group Holdings Corp.
                                and Payforview.com Corp.)
                              (a development stage company)

                     CONSOLIDATED STATEMENT OF OPERATIONS (continued)

Weighted-average shares
 Outstanding                        2,883,186       4,598,161     2,419,121
                                    ==========      ==========    ==========

The accompanying notes are an integral part of these statements.



                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (UNAUDITED)

                Period from April 6, 1998 (inception) through December 31, 2001
                                                                Deficit,     Destiny
                                                                accumulated  Liability
                         Common Stock issued     Additional     during the   Valuation
                        ---------------------    paid-in        development  Account
                          Number       Amount    capital        stage                     Total
                        ----------------------------------------------------------------------
Balance,
 April 6, 1998           $       -      $   -     $       -     $       -         -   $       -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services       190,000         19        37,981             -         -      38,000

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                 10,000          1           199             -         -         200

Capital stock of Voyager
 International Entertainment
 Inc. issued for cash       16,357          2       112,490             -         -     112,492



                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)
Net loss                         -          -             -      (275,528)        -    (275,528)
                           --------     ------      --------     ---------             ---------

Balance,
 December 31, 1998         216,357         22       150,670      (275,528)        -    (124,836)

Capital stock of
 James Barclay Alan Inc.
 at January 5, 1999        187,500         18           982             -         -       1,000

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.        389,442         39         1,521             -         -       1,560

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission       75,000          8           ( 8)            -         -           -

Cancellation of
 Voyager shares         (  216,357)      ( 22)           22             -         -           -

Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.              58,675          6     1,598,274             -         -   1,598,280




                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)

Issuance of shares for
 acquisition of
 licenses and rights        55,125          5     3,067,395             -         -   3,067,400

Issuance of shares for
 services                    6,100          1        77,835             -         -      77,836

Issuance of shares for
 consulting services        90,000          9       652,491             -         -     652,500

Issuance of shares for
 consulting services        16,667          2        49,998             -         -      50,000

Issuance of shares for
 financial advisor
 services                   90,000          9     1,386,867             -         -   1,386,876

Issuance of shares for
 acquisition of Software    10,000          1       291,999             -         -     292,000

Issuance of shares for
 advertising                10,000          1        59,999             -         -      60,000

Issuance of shares upon
 conversion of debt      1,141,850        114       827,386             -         -     827,500

Allocation of proceeds
 of convertible debt to
 additional paid-in-capital      -          -       333,333             -         -     333,333



                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)

Issuance of shares
 for cash                   27,027          3        99,997             -         -     100,000

Shares held in escrow
 with attorney relating
 to debentures              12,500          1           ( 1)            -         -           0

Net loss                                                       (9,479,413)           (9,479,413)
                           ---------    -------     ---------  ------------          -----------
Balance,
December 31, 1999        2,169,886      $ 217    $8,598,760   $(9,754,941)        - $(1,155,964)

Issuance of shares for
 cash, net of share
 issuance costs            180,500         18     5,381,482             -         -   5,381,500

Issuance of shares for
 convertible debt          345,000         35       172,465             -         -     172,500

Shares issued to
 officers and consultants
 for services              150,000         15     2,933,985             -         -   2,934,000

Shares issued for
 acquisition of MAS
 Acquisition Corporation    16,750          1            30             -         -          31

Shares issued for
 transaction costs for MAS
 Acquisition Corporation    16,750          1       375,199             -         -     375,200


                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)

Shares issued for
 investment in Turn-Key
 Entertainment             100,000         10       999,990             -         -   1,000,000

Proceeds from sale of
 64,000 shares of the
 75,000 shares held in
 escrow from Voyager             -          -       899,602             -         -     899,602
 acquisition

Cancellation of remaining
 escrow shares            ( 11,000)       ( 1)            1             -         -           -

Additional compensation
 for services performed          -          -       117,000             -         -     117,000

Warrants issued for
 commitment fees                 -          -       600,000             -         -     600,000

Stock options issued for
 Services                        -          -        82,232             -         -      82,232

Cancellation of partial
 shares related to Bacchus (20,853)       ( 2)            2             -         -           0

Cancellation of shares held
 in Escrow relating to
 debentures                (12,500)       ( 1)            1             -         -          0




                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)

Shares issued for Destiny
 legal Settlement           50,000          5       135,395             -         -    135,400

Liability Valuation
 Account for Destiny             -          -             -             -   (98,750)   (98,750)

Net loss                                                       (8,935,391)        - (8,935,391)
                          -----------    -------    ---------  -----------   ------- ---------
Balance,
 December 31, 2000       2,984,533        298    20,296,144   (18,690,332)  (98,750)$1,507,360

Issuance of common stock
 equity line of credit      34,500          4        44,846             -         -     44,850

Stock held by investment
 banker                     40,500          4            (4)            -         -          -

Compensation expense for
 stock options                   -          -       (80,895)            -         -    (80,895)

Warrants Issued for
 investment banking
 fees                            -          -        21,067             -         -     21,067

Proceeds received by Destiny
 Music from previously
 issued shares                   -          -             -             -    42,068     42,068

Liability valuation
Adjustment for Destiny           -          -        13,318             -   (13,318)         -


                            James Barclay Alan Inc. and Subsidiaries
                        (formerly PayForView Media Group Holdings Corp.
                                   and Payforview.com Corp.)
                                 (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                          (UNAUDITED)

Shares issued for investment
In Turn-Key Entertainment  545,455         55       599,945             -         -    600,000

Shares issued to officers
And consultants for
Services                 1,820,911        182     1,258,929             -         -  1,259,111

Shares issued for cash
From Turn-Key
Entertainment            1,160,000        116        86,884             -         -     87,000

Shareholders contribution
Through cancellation
Of outstanding debt              -          -       133,053             -         -    133,053

Reverse split odd
Lot adjustment                 109          -             -             -         -          -

Net loss                         -          -             -    (3,662,946)        - (3,662,946)
                        ----------    --------    ----------   -----------   ------- ----------

Balance,
 December 31, 2001       6,586,008        659    22,373,287   (22,353,278)  (70,000)   (49,332)
                        ----------    --------   -----------   -----------  --------  ----------

The accompanying notes are an integral part of this statement.


                                              F-6

                            James Barclay Alan Inc. and Subsidiaries
                              (formerly Sierra Gold Corporation,
                              PayForView Media Group Holdings Corp
                                    and PayForView.com Corp)
                                 (a development stage company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended      April 6, 1998
                                                       December 31    (inception) to
                                         ---------------------------   December 31,
                                             2000             2001          2001
                                         ------------   ------------    -----------

Cash flows from operating activities
    Loss from continuing operations       $(8,996,827)  $(3,645,943)   $(20,116,351)

Adjustments to reconcile net loss
 to cash used in operating activities
Depreciation                                   84,262        82,028         172,725
Amortization                                   69,284       163,967         595,554
Amortization of deferred
   offering costs                              75,000       200,000         275,000
Impairment charges                                 --       760,661         760,661
Issuance of common stock
   for services and
   transaction costs                        3,508,463     1,311,783       9,723,946
 Noncash investment expense                 2,410,000       600,000       3,010,000
 Noncash interest expense                          --                       333,333
 Changes in other operating
    assets and liabilities
    accounts receivable                            --         1,500           1,500
    Prepaid expenses                           12,102           --          (51,500)


                            James Barclay Alan Inc. and Subsidiaries
                              (formerly Sierra Gold Corporation,
                              PayForView Media Group Holdings Corp
                                    and PayForView.com Corp)
                                 (a development stage company)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Other assets                                 (133,571)     (  6,337)       (139,708)
Accounts payable and accrued expenses          50,127      (229,508)         31,987
                                           ----------     ----------    ------------

     Net cash used in operating
      activities of continuing
      operations                           (2,921,160)      (761,849)    (5,402,853)
                                           -----------    -----------    -----------

Net cash used in operating
      activities of discontinued
      operations                                  --             --        (657,080)
                                            ----------    ----------     -----------
Cash flows from investing
Activities
  Payments for website costs                 (306,072)           --        (306,072)
  Payment of settlement costs
    Relating to sale of
    Discontinued Operations                   (83,000)                     ( 83,000)
  Payment for licenses and rights             (84,270)                     ( 84,270)
  Proceeds from sale of
    Discontinued operations                     --               --         250,000
  Investment in Turn-Key
    Entertainment LLC                      (1,400,000)                   (1,400,000)

  Acquisition of fixed assets                (145,136)          --         (161,351)
                                            ----------    -----------    -----------
  Net cash provided by investing
    activities                             (2,018,478)          --       (1,784,693)
                                            -----------   ----------    ------------

                            James Barclay Alan Inc. and Subsidiaries
                              (formerly Sierra Gold Corporation,
                              PayForView Media Group Holdings Corp
                                    and PayForView.com Corp)
                                 (a development stage company)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Cash flows from financing activities
  Loan from Turn-Key                              --         57,699          57,699
  Issuance of common stock                  5,159,000        94,704       5,688,696
  Proceeds from liquidation
    of shares in escrow                        49,602                        49,602
  Proceeds from loan payable                      --            --        1,050,151
  Proceeds from convertible
    debenture                                     --            --        1,000,000
  Loans from Turnkey Entertainment LLC            --          75,725         75,725
                                            ----------       ---------    ----------
     Net cash provided by
      financing activities                  5,208,602        152,403      7,846,148
                                            ----------      ----------   -----------
     Net change in cash and
      cash equivalents
      during the period                       268,964       (609,446)         1,522

Cash and cash equivalents,
 beginning of period                          342,004        610,968             --
                                            ---------       ----------    ----------
Cash and cash equivalents,
 end of period                              $ 610,968       $ 1,522       $   1,522
                                            ===========     ==========    ==========

Supplemental disclosures of cash
 flow information:

  Cash paid during the period for
   Interest                                 $     --           --         $  15,298
                                            ===========   ==========     ==========

Supplemental disclosures of non-cash financing and investing activities (Note M)


The accompanying notes are an integral part of these statements.


(Format change)
                                   F-7

               James Barclay Alan Inc. and Subsidiaries
           (formerly PayForView Media Group Holdings Corp.
                      and Payforview.com Corp.)
                    (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Years Ended December 31, 2000 and 2001

NOTE A - ORGANIZATION OF THE COMPANY AND
         NATURE OF BUSINESS

The Company was incorporated on August 26, 1998 under the name Sierra Gold Corporation. On January 4, 1999, Sierra Gold Corporation changed its name to PayForView.com Corp. and on February 20, 2002 the Company changed its name to James Barclay Alan Inc.

On March 29, 2001 the Board of Directors approved a reverse split of twenty-for one effective with the close of business on April 23, 2001. All of the share amounts have been adjusted to reflect the stock split for all periods presented. On August 15, 2001, the Board of Directors amended the Certificate of Incorporation to increase the common stock authorized to 250,000,000 shares and authorized the issuance of up to 100,000,000 shares of preferred stock, par value $0.0001.

During the fourth quarter of 2001, the Company changed its business focus. On February 12, 2002 the Company acquired Bermondsey
Investments Ltd. (now known as James Barclay Alan Ltd.).

The Company is considered a development stage Company, as its planned principal operations have not yet commenced. Through December 31, 2001, the Company's previous business was developing an internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis. It was also marketing a rich and streaming media advertising product. The Company is now operating as an investment banking and securities firm that provides financial services to micro-capitalized companies and investors in the NAFTA trading zone (USA, Mexico, Canada and the Caribbean).

NOTE B - BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue from its planned businesses and has generated losses from continuing operations, net losses and an accumulated deficit for all periods presented. As shown in the financial statements for the years ended December 31, 2000 and 2001 the Company incurred for the years ended December 31, 2001 and 2000 losses of $3,662,946 and $8,935,391 respectively. As of December 31, 2001 the Company had accumulated a deficit in the development stage of $22,353,278. Additionally, as of December 31, 2001, the Company had deficit working capital of $(330,465). As of December 31, 2001,the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2002. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts and classification of liabilities that might result from this uncertainty. Management's plans in regard to this matter are discussed below.

The Company's future operations are dependent upon the markets acceptance of its new business plan which includes financial, capital raising and consulting services. There can be no assurance that the Company's products and services will be able to secure market acceptance.

We are likely to require substantial funding to continue to market our financial services, capital raising and consulting services. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources.

The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public.

In February 2002, the Company approved a private placement for Canadian Residents only. Offering Memorandum to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002, and the holder is eligible to convert starting at $0.50 per share on or before June 30, 2002 up to $1.50 per share until June 30, 2003. $73,000 has been sold to date. The Debentures are unregistered and convertible into the Company's common stock with interest to accrue at the rate of 8.5% per year paid semi-annually. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

These consolidated financial statements include the accounts of James Barclay Alan Inc..com Corp. and Subsidiaries (formerly PayForView Media Group Holdings Corp., PayForView.com Corp and Sierra Gold Corporation) and its wholly owned subsidiaries, from their respective dates of acquisition . All significant inter-company balances and transactions have been eliminated. As discussed more thoroughly in Note D, Street Solid is presented as a discontinued operation.

2. Cash Equivalents

Cash equivalents consist of highly liquid investments with maturity of three months or less when purchased.

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

5. Use of Estimates

The preparation of consolidated financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

6. Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and accounts payable. The fair values of these financial instruments approximate their carrying values, due to the short-term maturities or conversions of such items.

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

9. Revenue Recognition

The Company is currently in the development stage and therefore has no revenues. The Company anticipates receiving revenue from (1) investment banking fees, (2) equity compensation and (3) sale of investments.

10. Fixed Assets

Fixed assets are stated at cost. (See Note F.) Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method as follows:


Computer equipment                 3 years
Furniture and office equipment     5 years
Software licenses                  5 years



11. Intangible Assets

Intangible assets consist of licenses and rights. Costs of licenses and rights are deferred and amortized on a straight-line basis over the lesser of the estimated useful lives or the contractual lives, which are generally one to five years. (See Note G.)

12. Capitalized Website Development Costs:

Website development costs are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Planning, content and operating costs are expensed as incurred. Costs eligible for capitalization totaling $291,072 were incurred through June 30, 2000 in the development of the website, which are being amortized, effective July 1, 2000, over their estimated useful life of three years. (See Note H.)

In March 2000, the Emerging issued Task Force (EITF) of the FASB reached a consensus on Issue Mo. 00-2, Accounting for Web Site Development Costs, which provides guidance on accounting for costs incurred to develop, enhance and upgrade a website. The consensus is effective for website development costs incurred in quarters beginning after June 30, 2000. The Company implemented this guidance on July 1, 2000, and during the six months ended December 31, 2000, the Company capitalized an additional $15,000 of costs relating to the development, upgrade and enhancement of the Company's website. (See Note H.)

All other development costs not qualifying for capitalization under EITF Issue No. 00-02 were expensed during the period. The additional amount capitalized will be amortized over the estimated useful life of the website, considered to be three years.

13. Long-lived Assets and Impairment of Long-lived Assets

The Company's policy is to review all long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss to adjust to the fair value of the asset. As of December 31, 2001 the Company recorded an impairment on the intangible assets, capitalized website development costs and certain fixed assets as a result of the change in business focus.

14. Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the conversion of debentures, and exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 73,750 outstanding stock options and 100,000 outstanding warrants as of December 31, 2000 and 60,000 outstanding stock options and 110,534 outstanding warrants as of December 31, 2001 were excluded from the loss per share calculation because the effect would be anti-dilutive. . All stock splits have been retroactively reflected in the loss per share calculation for all periods. (See Note A)



15. Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000 and 2001 were $72,000 and $35,000 respectively.

16. Research and Development

Research and development costs are expensed as incurred. Research and development costs of $74,000 and $7,000 for the years ended December 31, 2000 and 2001, respectively, are included in selling, general and administrative expenses.

17. Restricted Cash

Restricted cash is required pursuant to the Company's main office lease. The restricted cash guarantees a letter of credit totaling approximately $187,000. The letter of credit is renewed annually.

18. New Accounting Standards Not Yet Adopted

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

As the Company has not had any business combinations and no longer has any goodwill or intangible assets, the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on the Company's financial position and results of operation.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement is effective for the fiscal years beginning after December 15,2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement.

Although it is still reviewing the provisions of SFAS No. 144, management's preliminary assessment is that this statement will not have a material impact on the Company's financial position or results of operation.

19. Reclassifications

Certain 2000 and cumulative information has been reclassified to conform to the current year's presentation.

NOTE D - ACQUISITIONS

1. Voyager Acquisition

On January 5, 1999, the Company acquired all the issued and outstanding shares of Voyager in exchange for 389,442 of its shares (plus 75,000 shares held in escrow as a commission, (see Note I) . This transaction has been accounted for as a capital transaction accompanied by a re-capitalization of Voyager rather than a business combination. Therefore, the total cost of the acquisition represents the net book value of the acquired liabilities. No goodwill or other intangibles was recognized in connection with this transaction. The consolidated financial statements include the assets, liabilities and operations of Voyager for all periods presented.


2. Street Solid Acquisition and Disposition

On January 6, 1999, the Company acquired all the issued and outstanding shares of Street Solid Records Inc. ("Street Solid"), a Nevada corporation. As consideration, the Company issued 58,675 common shares. The acquisition was accounted for using the purchase method. The operations of Street Solid are included in the consolidated financial statements subsequent to the date of acquisition and through the date of disposition. The purchase price was determined based on the fair market value of the Company's common stock.

On October 29, 1999, the Company sold an aggregate of 81% of Street Solid in two separate transactions. In the first transaction, the Company sold 70% of Street Solid for aggregate consideration of $192,000 (net of an additional $58,000 paid by the Company to the purchaser of Street Solid in 2000). In the second transaction, the Company sold 11% of Street Solid, in exchange for a note receivable of $39,000. Since there was doubt about the collectibility of such note, the Company wrote-off such note at December 31, 1999. The remaining investment in Street Solid, aggregating $10,000 was written off in 2000. The operations of Street Solid have been reported as a discontinued operation for the period from January 6, 1999 through October 29, 1999, which was the date of disposal. Additionally, a loss on disposal of operations, which included the write-off of intangible assets and goodwill of $1,225,193, was recognized in connection with the disposal of Street Solid as of December 31, 1999.

Summarized financial information for Street Solid was as follows:


               Period from
               January 6, 1999
               through
               October 29, 1999
               -----------

Net revenues  $    169,000
              ============
Net loss      $ (1,056,167)
              ============


As of December 31, 2000 and 2001 the following liabilities relating to Street Solid remained on the books of the Company.


                                                 December 31,
                                               2000         2001
Amounts due to Destiny Music pursuant to
contract assumed by James Barclay Alan Inc.  $275,065   $ 250,000
                                            =========   =========


As of October 29, 1999, the Company began accounting for its investment in Street Solid under the cost method of accounting. In 2000, the Company wrote off the remaining investment of $10,000 in Street Solid because the Company does not believe its investment is recoverable.

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against the Company, claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised.

On November 8, 2000, the Company settled an outstanding lawsuit with Destiny Music ("Destiny") for $325,000 subject to adjustment to $350,000. In November 2000, a cash payment of $25,000 was made. The remainder of the obligation was to be paid in cash or at the option of the Company through the liquidation of shares held by Destiny. The settlement required a minimum monthly payment to Destiny of $25,000 payable either in cash or through liquidation of stock. In connection with its purchase of Street Solid, the Company had assumed a liability of $198,000. Accordingly, an additional $127,000 was recognized in the third quarter of 2000 as additional loss on disposal of discontinued operations. As of December 31, 2000, an aggregate of 1,000,000 shares were transferred to Destiny. Destiny is restricted under certain laws from settling these securities, except as permitted under such laws. The Company was required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through December 31, 2000, 20,000 shares were liquidated for proceeds to Destiny of $66,733, which reduced the value of the Company's liability to Destiny and the contra-equity account.
As of December 31, 2000, the Company estimated its remaining loss on this litigation settlement and recognized losses that were charged to discontinued operations, due to the decline in value of Destiny's shares between December 6, 2000 and December 31, 2000, aggregating $12,000. The Company estimates its loss on this litigation periodically and as of each reporting date, and adjusts the account accordingly.

On January 11, 2002, the Company and Bermondsey Investments Limited (a newly acquired company of James Barclay Alan Inc.), settled both outstanding lawsuits with one agreement for a payment to both parties totaling $250,000 payable in cash of $180,000 and stock of $70,000 as described below. The cash is payable in four equal monthly payments of $45,000 beginning February 1, 2002 through May 1, 2002. In addition to the cash payments, the Company agrees to transfer to the claimants within six months, freely trading common stock in up to 10 public companies having a market value of $70,000. The Company is in default of the settlement agreement as not all payments have been made.

NOTE E - LICENSES AND RIGHTS

1. Reel Media - In February 1999, the Company entered into an agreement with Reel Media International to acquire the license and Internet broadcast rights to a 750-film library. As consideration for the license rights, the Company issued 2,625 common shares at a value of $101,150, determined based on the market price of the common stock of the Company. The term of the agreement is for four years. As of December 31, 1999, the Company's website was not completed. At the same time, it became apparent to the Company that the technology for showing such movies on the Internet is not yet widely available in the mass market. Therefore, management determined that an event has occurred that indicates that such asset may be impaired. Management determined that the expected future cash flows from the license agreement, on an undiscounted basis, will not exceed the carrying value of the license. The Company reviewed the expected future cash flows on a discounted basis and determined that the fair value of the licenses was approximately $40,000. Accordingly, the Company recognized an impairment loss of approximately $40,000 in 1999. During 2000 and 2001, approximately $18,988 and $18,988 has been charged to amortization of licenses.

2. Bacchus - In March 1999, the Company issued 50,625 common shares to Bacchus Entertainment Ltd. at a value of $2,821,500, as determined by the market price of shares of the Company's common stock, as consideration for the purchase of various rights and interests in feature films and motion picture productions. Management determined that the rights it purchased did not exist, and believes that the seller misrepresented the items available and breached the contract. Therefore, the full value of the consideration issued to Bacchus has been recorded as an impairment loss as of December 31, 1999. In August 2000, the Company received back 20,853 shares from Bacchus and cancelled such shares.

3. Moody Blues In July 2000, the Company entered into a five-year agreement with The Threshold Record Company of London, UK for the exclusive Internet broadcast rights to a Moody Blues concert that was recorded live at Royal Albert Hall in London. The Company first aired the concert on its website in August of 2000, and expected to continue to air it from time to time over the five years of the agreement. As such, the cost of the license of $60,000 was being amortized over the five-year term of the agreement. Approximately $6,000 and $12,000 have been charged to Amortization of Licenses for the year ended December 31, 2000 and 2001 respectively. When the Company changed its business strategy, the Company recorded the unamortized balance of approximately $42,000 as an impairment loss because the asset was not fully recoverable.

4. Innovative Sports Marketing In July 2000, the Company entered into a five-year agreement with Innovative Sports Marketing for the exclusive Internet Broadcast rights for two international soccer games. Both games was broadcast live on the Company's website in August 2000. The Company had planned to make the two games available on its website from time to time on an on-demand basis over the five years of the contract. As such, the cost of the license of $20,000 was being amortized over the five-year term of the agreement. Approximately $2,000 and $14,000 have been charged to Amortization of Licenses for the year ended December 31, 2000 and 2001 respectively. When the Company changed its business strategy, the Company recorded the unamortized balance of approximately $14,000 as an impairment loss because the asset was not fully recoverable.













NOTE F - FIXED ASSETS

Fixed assets consist of the following:


                                        December 31
                                     2000            2001

Computer equipment               $ 40,374        $  40,374
Furniture and office equipment    119,078          119,078
Software licenses (websites)(1)   342,000          342,000
                                ---------        ---------
                                  501,452          501,452

Accumulated depreciation
 And amortization                 (88,798)        (410,226)
                                 --------         --------
                                $ 412,654        $  91,226
                                =========         ========


When the Company changed its business strategy at the end of 2001, the Company recorded the unamortized balance of approximately $56,400 as an impairment loss because the asset was not fully recoverable.


NOTE G - INTANGIBLE ASSETS

Intangible assets consist of the following:


                                          December 31

                                       2000            2001

Licenses and rights                $  218,322       $ 145,156

Accumulated amortization             (125,574)       (145,156)
                                  -----------       ---------
                                       92,748       $     -
                                     ========        =========



When the Company changed its business strategy at the end of 2001, the Company recorded the unamortized balance of approximately $56,000 as an impairment loss because the asset was not fully recoverable.








NOTE H CAPITALIZED WEBSITE DEVELOPMENT COSTS

Capitalized website development costs of the following at

                                          December 31

                                      2000             2001

     Capitalized costs            $ 306,072         $ 306,072
     Accumulated amortization       (38,593)         (306,072)

                                 -----------        -----------
                                  $ 267,479         $    -
                                   ========           ========



When the Company changed its business strategy at the end of 2001, the Company recorded the unamortized balance of approximately $140,283 as an impairment loss because the asset was not fully recoverable.

Note I - LOAN PAYABLE

During 1999 the Company borrowed money from a third party to cover certain operating expenses. The advances were non-interest-bearing and payable on demand.

In May 2000, the Company settled this obligation through liquidation of approximately 64,000 shares of the 75,000 shares of common stock held by the trustee in connection with the Voyager acquisition (Note D). Such shares were sold to unrelated third parties for aggregate proceeds of $899,602, of which $850,000 were distributed to the holders of the loan payable and in payment of their transaction costs. On the date of the transaction, the Company recorded a gain on extinguishment of debt of $200,151, which was reflected as an extraordinary item. The remaining 11,000 shares held in trust were subsequently cancelled and the excess proceeds from the sale of the shares of $49,602 were paid to the Company in September 2000.

NOTE J - CONVERTIBLE DEBENTURES

In June 1999, the Company entered into a Debenture Agreement and Securities Subscription Agreement with BSD Holdings L.L.C. ("BSD"). Under the agreement, the Company was able to issue up to $1,000,000 of 2% Series A senior subordinated convertible redeemable debentures.

Each $10,000 debenture is convertible immediately upon issuance into common shares of the Company at the option of the holder at a conversion price equal to 75% of the closing bid price of the Company's common stock on the OTC Bulletin Board for the day immediately preceding the date of the notice of conversion.

The Company has the option to redeem the debentures at 125% of the principal amount to the extent conversion has not occurred.

Under the agreement, the Company had issued $1,000,000 of debentures to BSD at various dates during 1999. An aggregate of $827,500 of the outstanding debentures were converted during 1999, resulting in the issuance of 1,141,850 common shares of the Company. As of December 31, 1999, $172,500 of debentures remained outstanding which were converted into 345,000 shares of common stock in January 2000.

As the debentures contained a beneficial conversion feature, the Company recorded a charge to interest expense (with a credit to additional paid-in capital) for $333,333 during 1999. Since the debt was convertible immediately upon issuance, a charge to operations for the entire beneficial conversion feature was recorded in 1999. In connection with this agreement, the company placed 12,500 shares in escrow. These shares were cancelled in 2000.

NOTE K - CAPITAL STOCK

1. Common Stock

The Company has one series of common shares with a par value of $.0001 per share. Each share is entitled to one vote.

2. Preferred Stock

The Company has one series of Class "A" preferred shares with a par value of $.0001 per share. Total authorized shares are 100,000,000. No shares were issued as of December 31, 2001. Dividends are cumulative.

3. Other Common Share Issuances

a) In May 1999 the Company issued an aggregate of 16,667 shares of common stock to a consultant in exchange for services pursuant to a contract that extends from July 1, 1999 through June 30, 2000. The value of the shares was determined upon completion of the service period. These shares were valued in 1999 at $100,000, based on the market price as of December 31, 1999. One-half of the expense relating to such stock, or $50,000, was charged to operations and reflected in selling, general and administrative expenses in 1999 The value of the shares were re-measured at each reporting date resulting in an aggregate of $107,000 additional selling, general and administrative expense being recorded during the six months ended June 30, 2000. No expense was recorded after June 30, 2000, as the service period had expired on such date.

b) During 1999, the Company issued an additional 6,100 shares to various parties in exchange for services. These shares were valued at $77,836, based on the market price of the Company's common stock when services had been completed, or when services had not yet been completed, as of December 31, 1999. An additional $10,000 in expense was recognized in 2000 relating to certain of these agreements that had service periods that expired in 2000.

c) Sale of Common Stock - On January 15, 2000, the Company entered into a stock subscription and option agreement with three unrelated third-party shareholders. Pursuant to this agreement, the Company sold 6,000 shares of stock to these investors at a price of $30.00 per share and provided the investors with an option to purchase up to a maximum of an additional 34,500 shares at $30.00 per share. The investors purchased an aggregate of 410,500 shares during 2000, for proceeds of $1,215,000, of which $222,500 was paid in 1999. The shares were issued in July 2000. On January 21, 2000, the Company entered into another stock subscription and option agreement with certain unrelated third- party shareholders. Pursuant to this agreement, the Company sold 50,000 shares of stock to these investors at a price of $30.00 per share. Additionally, the agreement provided the investors with an option to purchase up to a maximum of an additional 100,000 shares. The investors purchased an aggregate of 140,000 shares for net proceeds of approximately $4,166,000 (net of $34,000 of transaction costs). Such shares were issued during the first quarter of 2000.

d) Conversion to Debentures - During January and February 2000, holders of $172,500 of convertible debentures exchanged such debentures for 345,000 shares of common stock pursuant to the debenture agreement dated June 25, 1999.

e) Stock Issuance - In February 2000, the Company granted an aggregate of 150,000 shares to officers and consultants. No additional services were required to be performed, and, therefore, the Company recorded a charge to operations for $2,934,000, which represented the market value of such shares on the date of grant.

f) In February 2000,the Company acquired MAS Acquisition Corporation, an inactive public shell corporation in exchange for an aggregate of 16,750 shares of its common stock. Additionally, the Company incurred transaction costs relating to this acquisition, and settled such cost by issuing 16,750 shares and paying cash of $100,000, which resulted in an aggregate charge to expense of $475,000 in the first quarter of 2000. This acquisition was accounted for at the historical basis of the assets of MAS (which were $31) since there was no business acquired. No goodwill or other intangibles were acquired.

g) On May 10, 2000, the Company made a strategic investment of $1,400,000 in cash plus 100,000 shares of restricted common stock to purchase a 25% interest in a company controlled by a consultant of the Company, Turn-Key Entertainment LLC ("the investee"), whose plan is to develop an on-line streaming media product that was synergistic with its core business. The Company valued the shares at $1,000,000 based on the market price on the date of issuance. The investee was in the development stage and had no significant operations during the year ended December 31, 2001. Operations through December 31, 2000, consisted of building the investee's website and other development costs. The Company had the right to participate in future financings by the investee.


In December 2001, the Company agreed to surrender its 30% interest membership interest in Turn-Key Entertainment LLC in consideration for Turn-Key releasing the Company from debt owed to Turn-Key in the amount of approximately $21,000 and for Turn-Key's principle, Sid Amira, a consultant to the Company releasing the Company from all past and future obligations pursuant to all agreements. The Company recognized no loss from its share of operations through the date of disposition since the investment was shown as zero and the losses are non-recourse to the Company.

Since the Company neither manages nor controls the investee, who remains in the development stage and has no significant operations to date, the investment was charged to expense in the second quarter of 2000 in accordance with generally accepted accounting principles.

Until the agreement was terminated, the Company accrued the minimum bonus and other amounts owing which were recorded as a contribution to capital as a result of forgiveness of debt. Upon cancellation of the obligation, the Company recorded the total amount of $133,553 as a contribution to capital

h) In May 2000, the Company sold 64,000 of the 75,000 shares placed in escrow in connection with the Voyager acquisition for proceeds of $899,502 of which $850,000 was used to settle a debt of 1,050,151. Therefore, the Company recognized a gain on extinguishment of debt of $200,151 relating to the settlement of the loan discussed in Note I. The remaining 11,000 shares were subsequently cancelled.

I) As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed through June 30, 2000. No additional compensation was required to be recorded during the remainder of the year ended December 31, 2000. (see Notes K-3c and K-
3e)

j) On August 31, 2000, the Company entered into a three-year agreement with an investment bank, to register and underwrite shares of its common stock with an aggregate market value not to exceed $40,000,000, which was to be offered for sale to the public. In connection with such agreement, the Company issued warrants to purchase 100,000 shares of common stock to such investment bank, at an exercise price of $5.60 per share, subject to adjustment under certain conditions. These warrants remain the property of the investment bank, whether or not the registration and proposed sale of shares to the public was completed. The agreement provided for additional warrants to be issued to the investment bank upon achieving certain milestones in the registration process. The Company issued such warrants on August 31, 2000 and valued them at $600,000 based upon a Black-Scholes pricing model. These warrants were included in deferred offering costs. The Company was amortizing these costs over the life of the agreement on a straight-line basis, or in proportion to its draw down on the line, whichever was faster. As of December 31, 2000 and 2001, approximately $75,000 and $200,000, respectively, of such costs have been charged to expense. Because the asset was not fully recoverable, the unamortized balance of $325,000 was recorded as an impairment as at December 31, 2001.

k) In December 2000 the Company issued 50,000 shares to Destiny in connection with a settlement of an outstanding lawsuit. Through
December 31, 2001, approximately 45,000 shares have been liquidated, for net proceeds to Destiny of $74,730. (see Note D)

l) In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and put exercised in February 2001. The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

m) On March 12, 2001, the Company signed compensation agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. One conditional letter of agreement subject to financing was signed on May 30, 2001 and the Company issued 68,182 shares valued at $75,000 to Marc Pitcher. On July 31, 2001, the Company issued, an additional 136,364 shares valued at $150,000 to Marc Pitcher and none to Sid Amira. During June 2001, 204,545 shares were issued to Marc Pitcher and none to Sid Amira.

n) In May 2001, the Company issued 701,366 shares of common stock valued at $790,750 to officers and consultants as follows: Senior Consultant 312,502, officer 136,364, former officer and director 112,500, former officers 40,000 and for legal services 100,000.

o) On July 30, 2001, the Company purchased an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%, which consisted of 545,455 shares valued at $600,000. This investment has been charged to expense in accordance with generally accepted accounting principles.

p) On July 30, 2001, an aggregate of 300,000 non-forfeitable shares were to be issued to consultants in exchange for services to be rendered with an aggregate fair market value of $51,000.

q) In July and August 2001 the company issued 615,000 shares of common stock valued at $197,360 to officers and consultants as follows: former officer and director, 42,500, former officer 42,500, legal services 7,360, directors 30,000 and consultants 500,000.

r) In August 2001, the Company issued 1,160,000 shares of its Common Stock for $87,000 to Turn-Key Entertainment LLC in exchange for advances of $49,854 and the balance of $37,146 in cash.

NOTE L STOCK OPTION PLAN

On July 13, 2000, the Company's Board of Directors approved a stock option plan ("the Plan") and reserved an aggregate of 12 million shares of the Company's common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, the Company issued 83,750 options pursuant to the Plan to certain officers, directors and consultants. The exercise price of such options was $0.25 per share, based, as per the terms of the plan, on the closing price on the day the terms of the options were approved. These options vest at a rate of 25% immediately, with the remainder vesting at a rate of 25% per year over a three-year period and expire in July 2003.

The fair value method for the options granted to non-employees was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions for 2000:


Expected stock price volatility ......... 366%
Expected lives of options ............... 3 Years
Risk-free interest rate ................. 4.65%
Expected dividend yield ................. None



     Information regarding these options for 2000 and 2001 is as follows:

                                                  Nonqualified options
                                                -----------------------

                                                               Average
                                                               exercise
                                                    Shares     price
                                                  ----------  ---------
Options outstanding at beginning of year (1/1/00)      -0-        -0-
 Granted .........................................  83,750    $ 5.00
 Exercised .......................................     -0-        -0-
 Cancelled or forfeited ..........................(10,000)     (5.00)
 0ptions outstanding at end of year (12/31/00)...  73,750       5.00
 Cancelled or forfeited . . . . . . . . . . . .   (13,750)     (5.00)
0ptions outstanding at end of year (12/31/01)....  60,000      $5.00
                                                  =========    ======

(Format change)

The weighted average grant date fair value of options granted for the year ended December 31, 2000 was $5.00


                      Options outstanding                  Options exercisable
               ------------------------------------------  ------------------
               Number         Weighted-                    Number
               outstanding    average       Weighted-      exercisable  Weighted
  Ranges of    as of          remaining     average        as of        average
  exercise     December 31,   contractual   exercise       December 31, exercise
  prices       2001           life (years)  price          2001         price
------------   ---------     -------------  -----------    ----------   ----------
  5.00          60,000          1.7           5.00          51,250       5.00

NOTE M - SUPPLEMENTAL DISCLOSURES OF NONCASH

FINANCING AND INVESTING ACTIVITIES

The significant non-cash transactions for the year ended December 31, 2000 was as follows:

1. In January 2000, holders of $172,500 of convertible debentures exchanged such debentures into 345,000 shares of the Company's common stock.

2. In February 2000, the Company issued an aggregate of 150,000 shares of common stock valued at $2,934,000 to officers and consultants.

3. In February 2000, the Company issued 16,750 shares in payment of transaction costs related to the MAS acquisition.

4. In May 2000, the Company invested 100,000 shares that were valued at $1,000,000, as part of its investment in Turn-Key Entertainment LLC. This investment was subsequently written down to zero as of June 30, 2000

5. In May 2000, the Company sold 64,000 of the 75,000 shares paced in escrow in connection with the Voyager acquisition for proceeds of $899,502 of which $850,000 was used to settle a debt of $1,050,010.

6. As of June 30, 2000, the Company recognized an aggregate of $117,000 of additional compensation relating to stock awards granted in 1999, for which services were still being performed through June 30, 2000. No additional compensation was required to be recorded during the remainder of the year ended December 31, 2000.

7. On August 31,2000 the Company issued warrants to purchase 100,000 shares of common stock to an investment bank in connection with a proposed financing at an exercise price of $5.60 per share, subject to adjustment under certain conditions. The Company valued such warrants at $600,000 based on a Black-Scholes pricing model, and included these warrants in deferred offering costs.

8. In December 2000 the Company issued 50,000 shares to Destiny in connection with a settlement of an outstanding lawsuit. Through
December 31, 2000, approximately 10,500 shares have been liquidated, for net proceeds to Destiny of $24,935. (see Note D)

The significant non-cash transactions for the year ended December 31, 2001 were as follows:

9. In February 2001, the Company issued additional warrants to purchase 10,534 shares of common stock to an investment bank in connection with the equity agreement and put exercised in February 2001. The Company valued such warrants at $21,067 based on a Black-Scholes pricing model.

10. In May 2001, the Company issued 701,366 shares of common stock valued at $790,750 to officers and consultants as follows: Senior Consultant 312,502, officer 136,364, former officer and director 112,500, former officers 40,000 and for legal services 100,000.

11. On July 30, 2001, the Company purchased an additional 5% equity interest in Turn-Key Entertainment LLC, thereby increasing the Company's investment to 30%, which consisted of 545,455 shares valued at $600,000. This investment has been charged to expense in accordance with generally accepted accounting principals.

12. On July 30, 2001, an aggregate of 300,000 non-forfeitable shares were issued to consultants in exchange for services to be rendered with an aggregate fair market value of $51,000.

13. On March 12, 2001, the Company signed compensation agreements with Marc Pitcher and Sid Amira. Under such agreements, Marc Pitcher would receive $75,000, payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001 and Sid Amira would receive $25,000 payable in shares, for each of up to three letters of agreement to acquire business that are signed before December 31, 2001. One conditional letter of agreement subject to financing was signed on May 30, 2001 and the Company issued 68,182 shares valued at $75,000 to Marc Pitcher. On July 31, 2001, the Company issued an additional 136,364 shares valued at $150,000 to Marc Pitcher and none to Sid Amira. During June 2001, 204,545 shares were issued to Marc Pitcher and none to Sid Amira.

14. In July and August 2001 the company issued 615,000 shares of common stock valued at $197,360 to officers and consultants as follows: former officer and director, 42,500, former officer 42,500, legal services 7,360, directors 30,000 and consultants 500,000.

15. In August 2001, the Company issued 1,160,000 shares of its Common Stock for $87,000 to Turn-Key Entertainment LLC in exchange for cash of $49,854 and the balance of $37,146 for shares in lieu of repayment of advances made to the Company. Until the agreement was terminated, the Company accrued the minimum bonus and other amounts owing which were recorded as a contribution to capital as a result of forgiveness of debt. Upon cancellation of the obligation, the Company recorded the total amount of $133,553 as a contribution to capital.


NOTE   INCOME TAXES

The Company had net losses for tax purposes during the period from April 6, 1998 (inception) to December 31, 2000 Accordingly, no income tax provision has been recorded in the consolidated financial statements for any period presented.









The Company's total deferred tax asset is as follows:


                              December 31,
                          2000            2001
                       ----------     ---------

Prepaid expenses        $  14,000            -
Net operating loss
 carry forwards         6,247,000    7,538,000

Valuation allowance    (6,261,000)  (7,538,000)
                        ----------    ---------
                       $        -    $       -
                        ==========    =========

The Company has net operating loss carry forwards of approximately $18,952,000 as of December 31, 2001. Pursuant to United States Federal income tax regulations, the Company's ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code. The valuation allowance against the deferred tax assets increased to $7,538,000 from $6,261,000 during the year ended December 31, 2000 due to additional losses during the development stage. A full valuation allowance has been recorded since the Company does not believe that evidence is more likely than not that these benefits will be realized.

The net operating loss carry forwards expire as follows:


2018           $   275,000
2019             6,807,000
2020             8,935,000
2021             2,935,000
               -----------
               $18,952,000



A reconciliation of income tax benefits computed at the Federal statutory rate to the income taxes recorded in the Company's financial statements is as follows:













                                  Years ended
                                  December 31,

                                2000           2001
                         -----------------------------

Federal tax benefit
 at statutory rate       (3,038,000)       (1,200,000)
State and local taxes      (417,000)         (281,000)


Investment expense               --           204,000

Change in valuation
 allowance                4,102,000         1,277,000

Over (under) accrual
Adjustment                 (647,000)
                           ---------        ----------
Income taxes per
 financial statements     $      --         $       -
                           =========        ==========


NOTE 0- COMMITMENTS AND CONTINGENCIES

1. Leases

The Company leases office space in New York under a non-cancelable operating lease, which expires in 2005. Rent expense for the years ended December 31, 2000 and 2001 was $181,200 and $185,620 respectively.

Future minimum rent commitments under the above lease are as follows:


Year ending December 31,
2002                                 186,287
2003                                 191,160
2004                                 193,880
2005                                  82,865
                                   ----------

                                   $ 654,192
                                   ==========


Additionally, starting in 2002, the Company leases office space in other locations on a short term basis.

2. Agreements With Officers

a) The Company signed a one-year agreement dated January 5, 2001 with its President, providing aggregate annual compensation of $120,000. The agreement was renewed in 2001 with certain modifications. The agreement contains other customary provisions. The President resigned in January 2002 and will remain a director and also was appointed as General Manager of the Merchant Banking Division. A new agreement was signed in 2002 providing an aggregate annual compensation of $75,000 for the first year and $60,000 thereafter for a total of five years. The agreement indicated bonuses subject to Board approval in addition to 20% of net profits (as defined) and 50% of all gross consulting fees earned by the Company. Additionally, the President received 400,000 shares of common stock.

b) The Company signed a one-year agreement in 2002 with its Chief
Financial Officer, providing aggregate annual compensation of $60,000. The agreement contains other customary provisions.

c) Rodney Gelineau, the new President of the Company, signed a one-year agreement dated January 24, 2002 providing an aggregate annual compensation of $60,000. He loaned the Company $33,811 in January 2002 payable on demand after July 16,2002, including simple interest of 24%. The funds were used to pay rent and legal fees related to the Company's New York offices. $25,551 of the loan was repaid on January 21, 2002.

3. Consulting Agreement

On October 1, 1999, the Company entered into a consulting agreement with an individual, which expired on June 30, 2004, which provided to such consultant aggregate annual consulting fees (including minimum bonuses) of $375,000, $437,500 and $500,000 and 90,000 shares of common stock to such consultants, which were issued on October 1, 1999. The consultant was required to act on a "best-efforts" basis to pursue certain goals for the Company. The agreement was cancelled in December 2001 subject to the formalization of documentation, which occurred on February 5, 2002. As of December 31, 2001 and the Company was released of all obligations pursuant to the provisions of all agreements with the Consultant.

4. Litigation

On February 5, 2000, Destiny Music ("Destiny") filed a lawsuit against us (Los Angeles Superior Court Case #BC225482), claiming that the Company owed a long-term lease obligation, further financial support on certain projects and/or group promotional efforts and a return of funds allegedly loaned to Street Solid Records, a subsidiary of the Company at the time, which have not been returned as promised.

On November 8, 2000 the Company settled the outstanding lawsuit with Destiny for $325,000 subject to adjustment to $350,000. In November 2000 the company paid $25,000 in cash to Destiny. The remainder was payable either in cash or through the liquidation of shares of the company's common stock. On December 6, 2000, 50,000 shares were issued to Destiny to be liquidated to settle the remaining obligation of $300,000. The Company was required to pay Destiny a monthly minimum of $25,000, which was payable either in cash or through the liquidation of shares. Destiny is restricted under certain securities laws from selling these securities, except as permitted under such laws. The Company was required to transfer additional shares of stock aggregating $10,800 of value per month to Destiny pursuant to the settlement agreement. Through December 31, 2001, 30,000 shares have been liquidated for proceeds of $66,733.

On June 5th, 2000, Netmynd Inc. filed a lawsuit against us (Los Angeles Superior Court Case # SG061720) claiming that the Company owed a contract obligation for construction of proprietary e commerce solution amounting to $300,000.

On January 11, 2002, the Company settled both outstanding lawsuits with one agreement for a payment to both parties totaling $250,000 payable in cash of $180,000 and stock of $70,000 as further described below. The cash is payable in four equal monthly payments of $45,000 beginning February 1, 2002 through May 1, 2002. In addition to the cash payments, the Company agrees to transfer to the claimants within six months freely trading common stock in up to 10 public companies having a market value of $70,000 . To date, the Company is in default because it has not paid all of the required installments.

NOTE P   SUBSEQUENT EVENTS

1. In January 2002, the Company issued 5,000,000 shares of its common stock to purchase 100% of the issued and outstanding shares of Canadian based Bermondsey Investments.

2. In January 2002, the Company accepted the resignation of Marc Pitcher as President & COO and issued 400,000 shares as payment for severance under the terms of his agreement.

3. In January 2002, the Company approved an employment contract for Rodney Gelineau as President & CEO. The term of his employment contract is two years at a gross annual salary of $60,000 per year.

4. In January, 2002, James Barclay Alan Ltd., borrowed from Gateway Growth Funds $68,000 and $25,000 for working capital prior to the completion of the share purchase agreement which made James Barclay Alan Ltd. a wholly owned subsidiary of James Barclay Alan Inc. The notes are payable April 1 and April 4, 2002 respectively, with interest computed at 2%. To date, no payment has been made.

5. In 2002 the Company agreed to surrender its 30% interest membership interest in Turn-Key Entertainment LLC in consideration for Turn-Key releasing the Company from debt owed to Turn-Key in the amount of approximately $20,000 and for Turn-key's principle, Sid Amira, a consultant to the Company, releasing the Company from all obligations pursuant to all agreements.

6. In February 2002, the Company approved a private placement for Canadian residents only, to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible Debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002 and the holder is eligible to convert starting at $.50 per share on or before June 30, 2002 up to $1.50 per share until June 30 2003. $73,000 has been sold through April 15, 2002. The Debentures are unregistered and convertible into common shares of the Company with interest to accrue at the rate of 8.5% per year paid semi-annually. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

7. In February 2002 the Company issued 20,000 shares to directors for annual fees for services at Board members and 25,000 shares to a consultant for services rendered.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

The following persons are the current directors and executive officers of the Company:

MARC A. PITCHER   Chairman of the Board, General Manager, Merchant
Banking and Director. Date Position Commenced: January 4, 1999 Term of
Office: Expires December 31, 2001 Address: 219 East 69th Street, PHF, New York, New York 10021 Age: 34

Employment History: January 4, 1999   December 31, 2001, James Barclay
Alan Inc., Streaming Media Company, President and Chief Operations Officer, January 1 2002 - Present, James Barclay Alan Inc. Investment Banking Company, GM, Merchant Banking; August 1998 - October 1999, Professional Business Interiors, Interior Design/Construction Project Manager; June 1992 - May 1998, Future Business Center, Commercial Office Leasing, partner, operations manager.

RODNEY GELINEAU   President and Chief Executive Officer. Date position
commenced: January 15, 2002. Term of office: Expires December 31, 2003.
Address: 4335 Estate Drive
Chilliwack, BC V2R 3B4 Age:32

Employment History: January 15, 2002   present, James Barclay Alan Inc.,
Investment Banking Company, President and Chief Executive Officer, June
2000   December 2001, Canaccord Capital Corp, Brokerage Firm, Securities
Broker, 1992   June 2000, Merrill Lynch, Brokerage Firm, Securities Broker


GEORGE MELLIDES - Chief Financial Officer Date Position Commenced: May
2000
Term of Office: Expires April 30, 2002
Address: 61 Green Way, Allendale, New Jersey 07401 Age: 59

Employment History: May 2000 - present, James Barclay Alan Inc., Investment Banking Company, Chief Financial Officer; January 1999 - April 2000, Dreman Value Management, Investment Advisors, Chief Financial Officer; January 1997 - December 1998, Laidlaw Global Securities, Money Managers, Chief Financial Officer; November 1995 - December 1996, George Davidson, Data Processing, Chief Financial Officer.

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

MICHAEL GRIMES-Director
Term of Directorship: One Year
Address: Tannich Hillside Terrace, Cave Hill, St Michael, Barbados,
W.I.
Age: 38

Employment History: 1992 - present, MDC Corporate Services, Accounting and Consulting Company, Founder and Manager; 1982 - 1992, Coopers and Lybrand, Accounting and Consulting Company, Audit Supervisor.

RICK MARECH-Director
Term of Directorship: One Year
Address: 120 East 29th Street, New York, New York 10016 Age: 39

Employment History: March 2001 - present, Goodkind Group, Executive Search Firm, Marketing Manager, 1999- 2001, Universal Capital,
Liquidation Company, Managing Director, 1982 - 1999, Fox Liquidations, Liquidation and Asset Valuation Company, Founder and Manager.

JAMES JOHNSON-Control Person
Address: 509 Madison Avenue, 16th Floor, New York, New York, 10022 Mr. Johnson owns 5,000,000 shares of the Company's common stock.

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

(Format change)

ITEM 10. EXECUTIVE COMPENSATION

                                  SUMMARY COMPENSATION TABLE
                             Year ended December 31, 2001 and 2000


                                                                 Long Term Compensation
                            Annual Compensation                      Awards Payouts
               --------------------------------------   -------------------------------------
Name and       Year   Salary($)    Bonus($)  Other      Restricted    Securities    All other
Principal                                    annual     stock awards  underlying    compensation
position                                     compensa-                options/SARs  ($)
                                             tion                     (#)

----------------------------------------------------------------------------------------------

Marc A.
Pitcher        2001  120,000       0         6,000       700,000       25,000        0
(President,    2000  120,000       20,000    6,000       0             0             0
COO & Director)


George
Mellides       2001   44,000       0          0          62,500         5,000        0
(Chief
Financial
Officer)       2000  120,000       0          0           0             0            0








                               OPTIONS GRANTED TO OFFICERS DURING
                              FISCAL YEAR ENDED DECEMBER 31, 2001


                 Number of     % of Total
                 Securities    Options/SARs
                 Underlying    Granted to
                 Options/SARs  Employees in    Exercise or  Expiration
Name             Granted       Fiscal Year     Base Price   Date          5%($)    10%($)
----             -------       -----------     ----------   ----          -----    ------
Marc Pitcher      25,000       30%             $0.25        7/25/2003

George Mellides    5,000       6%              $0.25        7/25/2003


(format change)

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2000 and 2001, except as set forth in the Summary Compensation Table.

Long-Term Compensation

We have implemented an Employee Option Plan for our officers, directors and certain key consultants.

On July 13, 2000, our Board of Directors approved a stock option plan ("the Plan") and reserved 12 million shares of our common stock to attract, motivate and retain individuals upon whose continued efforts the success of the Company in large measure depends. On July 25, 2000, we issued 60,000 options pursuant to the Plan to certain employees, officers, directors and consultants. The exercise price of such options were $0.25 per share, based, as per the terms of the plan, on the closing price on the day immediately preceding the issue date. One fourth of these options vest immediately, with the remainder vesting over a three-year period. The options expire in July 2003.

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

Officer Contracts

Between January 2002 and March 2002 we extended an existing contract, with certain amendments, for our President, Marc Pitcher, and we entered into contacts with two key officers of the Company, George Mellides, Chief Financial Officer and Rodney Gelineau, Chief Executive Officer. The remuneration for each is as follows:

Marc Pitcher - Term of contract one year. Annual base salary of $ 75,000 the first year and $60,000 thereafter for five years. Bonus subject to Board approval of various percentages based upon individuals successful effort to find and secure financing and build revenue for the Company in addition to 20% of net profits for certain merger and acquisition deals and 50% of all gross consulting fees earned by the Company.

George Mellides - Term of contract one year. Annual salary $60,000.

Rodney Gelineau   Term of contract three years. Annual base salary of $
60,000.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the ownership, as of the date of this filing, by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group:



Title of     Name and address         Amount and nature     Percentage
class        of beneficial            of beneficial         of class
             owner                    ownership(1)

Common       Marc A. Pitcher          794,534                1.3%
             219 East 69th St., PHF   (affiliate)
             New York, New York 10021


Common       Scott Shultz              19,250(3)             0.0%
             328 West 96th St., 2B    (affiliate)
             New York, New York 10025

Common       George Mellides           91,750(4)             0.0%
             61 Green Way             (affiliate)
             Allendale, New Jersey

Common       All Officers and           905,534              1.5%
             Directors as a
             Group

     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     (2) Includes 21,250 options vested under the Company's Stock
Option Plan.

     (3) Includes 4,256 options vested under the Company's Stock
Option Plan.

     (4) Includes 4,250 options vested under the Company's Stock
Option Plan.











The table below sets forth the ownership, as of the date of this filing, by all beneficial owners of more than five percent of any class of the Company's voting securities:

Title of     Name and address         Amount and nature     Percentage
class        of beneficial            of beneficial         of class
             owner                    ownership

Common       Turn-Key                 1,505,455             12.4%
             509 Madison Avenue,
             16th Floor, New York,
             New York 10022

Common       Sid Amira (1)              430,001              3.5%
             509 Madison Avenue,
             16th Floor, New York,
             New York 10022


Common       James Johnson            5,000,000             41.2%
             509 Madison Avenue,
             16th Floor, New York,
             New York 10022


Common       Lion & Unicorn             675,000              5.6%
             509 Madison Avenue,
             16th Floor, New York,
             New York 10022

(1) Sid Amira is the controlling shareholder of Turn-Key

There are no agreements between or among any of the shareholders that would restrict the issuance of shares in a manner that would cause any change of control of the registrant. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 10, 2000, we made a strategic investment of $1,400,000 in cash plus 100,000 shares of our restricted common stock to purchase a 25% interest in Turn-Key Entertainment, LLC, a company controlled by one of our consultants, whose plan is to develop an online streaming media product that is synergistic with our core business. On July 30, 2001, we purchased an additional 5% Equity interest increasing the Company's investment to 30%, which consists of 545,455 shares valued at $600,000. Turn-Key's operations consisted of building a website and other development costs. As part of our investment, we secured the right to participate in future financings by Turn-Key. Sid Amira, one of our consultants, owns the remaining 75% of Turn-Key. The decision to invest in Turn-Key was ratified by our Board of Directors in May 2000. On February 5, 2002 the Company sold its interest back to Turn-Key for release of the company from the consulting contract ending June 30, 2004, and the forgiveness of debt owed by the Company in the amount of approximately $21,000.



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

3.4*      Certificate of Amendment of Articles of
          Incorporation, dated December 29, 1998, changing the name of the registrant from SIERRA GOLD
          CORPORATION to PAYFORVIEW.COM CORP, and
          authorizing a 2-for-1 forward stock split to be effective January 15, 1999.

3.5* Board Resolution authorizing 3-for-2 forward stock split to be effective April 9, 1999.

3.6*      Bylaws, adopted on August 26, 1988.

4.1* Commitment Warrant Agreement to purchase 100,000 shares between the Company and Swartz Private
          Equity, LLC, dated August 31, 2000.

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

10.1* Employment Agreement between the registrant and Marc Pitcher for Employment as President, dated
          January 3, 1999.

10.2* Long Form Agreement completing purchase of Voyager assets by the registrant dated January 5, 1999.

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

10.8*     Turn-key Entertainment Investment Agreement

10.9*     Investment Agreement between the Company and
          Swartz Private Equity, LLC, dated August 31, 2000.

10.10*    Acknowledgment and Agreement with Swartz Private
          Equity, LLC, dated August 31, 2000


     *filed with Registration Statement on Form SB-2 dated
      November 21, 2000.










                               SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10KSB and has duly caused this Registration Statement on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April, 2002.

                        James Barclay Alan Inc.

By:  /s/  Marc Pitcher
          --------------------------
          Marc Pitcher
          Chairman of the Board





                               SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Signature                Title                    Date
---------                -----                    ----

/s/ Marc Pitcher         Chairman of the Board   April 15, 2002
Marc Pitcher             of Directors

/s/ George Mellides      Chief Financial         April 15, 2002
George Mellides          Officer

/s/ Michael Grimes       Director                April 15, 2002
Michael Grimes

/s/ Rick Marech          Director                April 15, 2002
Rick Marech