Form 10QSB
period 2002-03-31
JAMES BARCLAY ALAN INC
filed 2002-07-02
CIK 1093986

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                          FORM 10-QSB

    Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities and Exchange Act of 1934
         for the Quarterly period ended March 31, 2002

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


   18 East 16th Street, Suite 302, New York, New York 10003
           (Address of principal executive offices)

                         (212) 201-6900
        (Issuer's telephone number, including area code)

                              N/A
     (Former name, former address and former fiscal year,
                 if changed since last report)
   509 Madison Avenue, 16th Floor, New York, New York, 10022

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

YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-QSB or any amendment to this Form 10-QSB. [ ]

As of May 14,2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $301,263

As of May 14, 2002, the Company had approximately 12,125,255 shares of Common Stock issued and outstanding.

                    JAMES BARCLAY ALAN INC.

                          FORM 10-QKSB

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


     PART I

  ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


                       C O N T E N T S

                                                    Page

  Condensed Consolidated Balance Sheets              F-2

  Condensed Consolidated Statements of Operations    F-3

  Condensed Consolidated Statements of
  Cash Flows                                         F-4

  Condensed Consolidated Statement of Changes
  in Stockholders' Equity                            F-5

  Notes to Condensed Consolidated
  Financial Statements                               F-6




                              PART I

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


                              F-2

            James Barclay Alan Inc. and Subsidiaries
        (formerly PayForView Media Group Holdings Corp.
                   and Payforview.com Corp.)
                 (a development stage company)










             CONDENSED CONSOLIDATED BALANCE SHEETS

                             December 31,      March 31,
                                2001 *            2002
ASSETS

Cash and cash equivalents     $   1,522      $   2,789
Prepaid expenses                     --          1,674
                             ----------      ---------

Total Current Assets              1,522          4,463

Fixed assets, net                91,225         82,854

Restricted cash                 186,772        177,840

Other assets                      3,136         11,265
                              ---------      ----------
                             $  282,655     $  276,422
                              =========      ==========

* Derived from audited financial statements. The accompanying notes are an integral part of these statements.



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable                  $   81,987     $  183,665
Notes payable to officer                  --         17,099
Notes and interest payable                --         92,000
Other liabilities                         --          5,094
Liabilities from discontinued
 operations                          250,000        187,500
                                -------------     ----------

Total Current Liabilities             331,987       485,358

Liabilities to be paid
 in common stock                           --       127,000
Convertible unsecured debenture            --        15,000



Preferred Stock
 Authorized 100,000,000 preferred
 shares with a par value of $0.0001
 None issued and outstanding

Authorized 1000 Series A mandatory
Redeemable convertible preferred
Shares with a par value of $0.001;
Issued and outstanding, 73 shares          --        73,000

Stockholders' equity (deficiency)

 Common stock
 Authorized, 250,000,000 common
 shares with a par value of $0.0001;
 issued and outstanding, 6,587,005
 and 11,632,005 shares, respectively       659        1,164

Additional paid-in capital          22,373,287   22,813,205

Destiny valuation account              (70,000)     (70,000)

Deficit, accumulated during the
 development stage                 (22,353,278) (23,168,305)

                                    -----------  ----------

Stockholders' deficiency               (49,332)    (423,936)
                                    ----------- ------------
                                    $  282,655      276,422
                                      ========     ========


The accompanying notes are an integral part of these statements.

(format change)

                        James Barclay Alan Inc. and Subsidiaries
                     (formerly PayForView Media Group Holdings Corp.
                                and Payforview.com Corp.)
                              (a development stage company)

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                                  Cumulative
                                                                  Amounts from
                                                                  April 6,1998
                                                                  (inception)
                                    Three months ended            through
                                        March 31,                 March 31,


                                  2001             2002            2002
                                 ------------    ------------    ------------

Service Revenue                                       (10,500)        (10,500)

Costs and expenses

Selling, general and
administrative
Expenses                          $ 1,024,450     $   384,474    $11,6662,596

Amortization of licenses               41,427             --          595,554

Loss on impairment                         --             --        5,007,705

Investment expense                         --             --        3,010,000

Write-off, investment in subsidiary        --         440,000         440,000

Interest expense                           --           7,753         356,384

Interest income                        (4,962)         (7,487)       (131,148)

                                     --------         --------        --------

                                   (1,060,915)       (814,240)     (20,930,591)

                                     --------         --------        --------
Loss from continuing
operations                         (1,060,915)       (814,240)     (20,930,591)
                                   -----------     -----------     -----------

Discontinued operations
 Loss from operations                      --              --        1,056,167
 Loss from disposal                     26,682             --        1,380,911
                                   ------------    -----------    ------------
Loss from discontinued
operations                             (26,682)            --       (2,437,078)

                                   ------------    -----------    ------------
Loss before extraordinary
 items                             (1,087,597)       (814,240)     (23,367,669)

Extraordinary item - gain on
extinguishment of debt
(Note I)                                   --              --          200,151
                                   -----------     -----------      ----------

Net Loss                          $(1,087,597)       (814,240)     (23,167,518)

Dividends on preference shares             --             787              787
                                   -----------     -----------      ----------
Net Loss applicable to
Common shareholders               $(1,087,597)       (815,027)     (23,168,305)
                                   ===========      ==========     ===========


Basic and diluted loss per share:
  Continuing operations            $     (.35)     $     (.09)     $  (7.45)

  Discontinued operations                (.01)             --          (.87)
  Extraordinary item                       --              --           .08
                                   -----------    --------------   ---------

Basic and diluted loss
per share                          $     (.36)           (.09)       $(8.24)
                                       =========         =======      =======

Weighted-average shares
Outstanding                         3,045,367       8,773,172      2,811,885
                                    =========        ========      =========


The accompanying notes are an integral part of these statements.

                                           F-4

                           James Barclay Alan Inc. and Subsidiaries
                       (formerly PayForView Media Group Holdings Corp.
                                  and Payforview.com Corp.)
                                (a development stage company)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Deficiency)
                                         (UNAUDITED)

                  Period from April 6, 1998 (inception) through March 31, 2002
                                                              Deficit,     Destiny
                                                              accumulated  Liability
                            Stock issued       Additional     during the   Valuation
                          -----------------    paid-in        development  Account
                          Common    Amount     capital        stage                     Total
                          --------------------------------------------------------------------


Balance,
 April 6, 1998            $      -      $   -     $       -       $       -           $      -

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for services      190,000         19        37,981               -              38,000

Capital stock of Voyager
 International
 Entertainment Inc.
 issued for acquisition
 of Voyager Film
 Sales Inc.                10,000          1           199               -                 200

Capital stock of Voyager
 International Entertainment
 Inc. issued for cash       16,357         2       112,490               -             112,492

Net loss                        -          -             -        (275,528)           (275,528)
                       ------------------------------------------------------------------------

Balance,
 December 31, 1998         216,357         22       150,670        (275,528)          (124,836)

Capital stock of
 James Barclay Alan Inc.
 at January 5, 1999        187,500         18           982               -              1,000

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment Inc.        389,442         39         1,521               -              1,560

Issuance of shares for
 acquisition of
 Voyager International
 Entertainment, Inc. for
 potential commission       75,000          8           ( 8)              -                  -

Cancellation of
 Voyager shares         (  216,357)      ( 22)           22               -                  -

Issuance of shares for
 acquisition of Squadron
 One Records and creation
 of Street Solid
 Records, Inc.              58,675          6     1,598,274               -          1,598,280

Issuance of shares for
 acquisition of
 licenses and rights        55,125          5     3,067,395               -          3,067,400

Issuance of shares for
 services                    6,100          1        77,835               -             77,836

Issuance of shares for
 consulting services        90,000          9       652,491               -            652,500

Issuance of shares for
 consulting services        16,667          2        49,998               -             50,000

Issuance of shares for
 financial advisor
 services                   90,000          9     1,386,867               -          1,386,876

Issuance of shares for
 acquisition of Software    10,000          1       291,999               -            292,000

Issuance of shares for
 advertising                10,000          1        59,999               -             60,000

Issuance of shares upon
 conversion of debt      1,141,850        114       827,386               -            827,500

Allocation of proceeds
 of convertible debt to
 additional paid-in-capital      -          -       333,333               -            333,333

Issuance of shares
 for cash                   27,027          3        99,997               -            100,000

Shares held in escrow
 with attorney relating
 to debentures              12,500          1           ( 1)              -                  0

Net loss                                                         (9,479,413)        (9,479,413)
                       ------------------------------------------------------------------------

Balance
December 31, 1999         2,169,886      $ 217    $8,598,760    $(9,754,941)       $(1,155,964)

Issuance of shares for
 cash, net of share
 issuance costs             180,500         18     5,381,482              -          5,381,500

Issuance of shares for
 convertible debt
                            345,000         35       172,465              -            172,500

Shares issued to
 officers and consultants
 for services               150,000         15     2,933,985              -          2,934,000

Shares issued for
 acquisition of MAS
 Acquisition Corporation     16,750          1            30              -                 31

Shares issued for
 transaction costs for MAS
 Acquisition Corporation     16,750          1       375,199              -            375,200

Shares issued for
 investment in Turn-Key
 Entertainment              100,000         10       999,990              -          1,000,000

Proceeds from sale of
 64,000 shares of the
 75,000 shares held in
 escrow from Voyager
 acquisition                     -          -       899,602               -            899,602

Cancellation of remaining
 escrow shares            ( 11,000)         ( 1)            1             -                  -

Additional compensation
 for services performed          -           -       117,000              -            117,000

Warrants issued for
 commitment fees                 -           -       600,000              -            600,000

Stock options issued for
 Services                        -           -        82,232              -             82,232

Cancellation of partial
 shares related to Bacchus  20,853)        ( 2)            2              -                  0

Cancellation of shares held
 in Escrow relating to
 debentures               (12,500)         ( 1)            1              -                  0

Shares issued for Destiny
 legal Settlement           50,000           5       135,395                           135,400

Liability Valuation
 Account for Destiny         -             -                        (98,750)           (98,750)

Net loss                                                         (8,935,391)        (8,935,391)
                         ----------------------------------------------------------------------


Balance,
 December 31, 2000       2,984,533        298     20,296,144   (18,690,332)  (98,750)$1,507,360

Issuance of common stock
 equity line of credit      34,500          4         44,846             -       -      44,850

Stock held by investment
 banker                     40,500          4             (4)            -       -           -

 Compensation expense for
 stock options                   -          -        (80,895)            -       -     (80,895)

Warrants Issued for
 investment banking
 fees                            -          -         21,067             -       -      21,067

Proceeds received by Destiny
 Music from previously
 issued shares                   -          -              -                42,068      42,068

Liability valuation
Adjustment for Destiny           -          -         13,318               (13,318)          -

Shares issued for investment
In Turn-Key Entertainment  545,455       55          599,945             -       -     600,000


Shares issued to officers
And consultants for
Services
                         1,820,911      182        1,258,929             -       -    1,259,111

Shares issued for cash
From Turn-Key
Entertainment
                         1,160,000      116          86,884              -       -      87,000

Shareholders contribution
Through cancellation
Of outstanding debt              -                  133,053                            133,053

Reverse split odd
Lot adjustment               1,106        -                -             -       -           -

Net loss                         -        -                -     (3,662,946)        (3,662,946)
                         ---------- --------     -----------    -----------  ------------------
Balance
  December 31, 2001      6,587,005      659       22,373,287    (22,353,278) (70,000)  (49,332)

Shares issued for
purchase of Bermondsay
(unaudited)              5,000,000      500          439,500              -       -          -

Compensation expense
for stock options
(unaudited)                      -        -           (5,817)             -       -          -

Share issuance costs for
preferred shares
(unaudited)                      -        -           (2,760)             -       -          -

Shares issued to
officer and consultant
for services
(unaudited)                 45,000        5            8,995              -        -         -

Net loss for three months
ended March 31, 2002
(unaudited)                      -        -                -       (815,027)       -         -
                          --------- --------      ----------     -----------  -------- --------

Balance March 31, 2002  11,632,005  $ 1,164      $22,813,205   ($23,168,305)$(70,000)$(423,936)
                        ==========  ========      ==========     ===========  =================

The accompanying notes are an integral part of this statement.


                                             F-5

                        James Barclay Alan Inc. and Subsidiaries
                           (formerly Sierra Gold Corporation,
                          PayForView Media Group Holdings Corp
                                and PayForView.com Corp)
                              (a development stage company)

                     COMDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                              Three months ended       April 6, 1998
                                                 March 31              (inception) to
                                         ---------------------------   March 31,
                                             2001             2002         2002
                                         ------------   ------------   -----------

Cash flows from operating activities
    Loss from continuing operations       $(1,060,915)  $  (814,240)   $(20,930,591)

Adjustments to reconcile net loss
 to cash used in operating activities
Depreciation                                   20,504         9,107         181,832
Amortization                                   41,427            --         595,554
Amoritization of deferred
   offering costs                              50,000            --         275,000
Impairment charges                                 --            --         760,661
Issuance of common stock
   for services and
   transaction costs                          540,188         3,182       9,727,128
 Noncash investment expense                        --            --       3,010,000
 Liabilities to be settled with common stock       --       127,000         127,000
 Noncash write-off of
    Investment in subsidiary                       --       440,000         440,000
 Noncash interest expense                          --            --         333,333
 Changes in other operating
    assets and liabilities
    accounts receivable                            --      (10,500)          (9,000)
    Prepaid expenses                               --       (1,674)         (53,174)
Interest payable                                   --        7,000            7,000

Other assets                                   (3,836)     (  8,129)       (147,837)
Accounts payable and accrued expenses         (39,374)      112,178         144,165
Other liabilities                                  --         5,095           5,095
                                            ----------    ----------    ------------

     Net cash used in operating
      activities of continuing
      operations                           (  452,006)      (130,981)    (5,533,834)
                                           -----------    -----------    -----------

Net cash used in operating
      activities of discontinued
      operations                                  --             --        (657,080)
                                            ----------    ----------     -----------

Cash flows from investing
Activities
  Payments for website costs                       --            --        (306,072)
  Payment of settlement costs
    Relating to sale of
    Discontinued Operations                        --       (62,500)       (145,500)
  Payment for licenses and rights                  --            --        ( 84,270)
  Proceeds from sale of
    Discontinued operations                        --            --         250,000
  Investment in Turn-Key
    Entertainment LLC                              --            --      (1,400,000)
  Proceeds from liquidation
    of certificate of deposit                      --          8,932          8,932

  Acquisition of fixed assets                      --          (736)       (162,087)
                                            ----------    -----------    -----------

  Net cash provided by investing
    activities                                     --       (54,304)     (1,838,997)
                                            -----------   ----------    ------------

Cash flows from financing activities
  Loan from Turn-Key                               --            --          57,699
  Issuance of common stock                     44,850            --       5,688,696
  Issuance of redeemable preferred stock, net      --        70,240          70,240
  Proceeds from liquidation
    of shares in escrow                            --                        49,602

  Proceeds from loan payable                       --            --       1,050,151
  Proceeds from convertible
    debenture                                      --        15,000       1,015,000
  Notes Payable - officer, net                     --        17,099          17,099
  Notes payable                                    --        85,000          85,000
  Preferrede dividends payable                     --          (787)           (787)
                                            ----------      ----------   -----------
     Net cash provided by
      financing activities                     44,850        186,552      8,032,700
                                            ----------      ----------   -----------
     Net change in cash and
      cash equivalents
      during the period                      (407,156)         1,267          2,789

Cash and cash equivalents,
 beginning of period                          610,968          1,522             --
                                            ---------       ----------    ----------
Cash and cash equivalents,
 end of period                              $ 203,812       $  2,789      $   2,789
                                            ===========     ==========    ==========

Supplemental disclosures of cash
 flow information:

  Cash paid during the period for
   Interest                                 $     --           7,753      $  23,051
                                            ===========   ==========     ==========

Supplemental disclosure of non-cash financing and investing activities

On January 11, 2002, the registrant entered into an agreement to acquire 100% of the issued and outstanding common stock of Bermondsey Investments Inc.,  ("Bermondsey") from the sole shareholder of Bermondsey in exchange for an aggregate of 5,000,000 shares of the
Registrant's restricted common stock valued at $440,000. (see note I)

In February 2002 the Company issued 20,000 shares to directors for annual fees for services at Board members and 25,000 shares to a consultant for services rendered values at $4,000 and $5,000 respectively.


The accompanying notes are an integral part of these statements.



(format change)
James Barclay Alan Inc. and Subsidiaries
(formerly PayForView Media Group Holdings Corp.
and Payforview.com Corp.)
(a development stage company)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      For The Three Months Ended March 31, 2001 and 2002

NOTE A - ORGANIZATION OF THE COMPANY AND
         NATURE OF BUSINESS

The Company was incorporated on August 26, 1998 under the name Sierra Gold Corporation. On January 4, 1999, Sierra Gold Corporation changed its name to PayForView.com Corp. and in 2001 changed its name to PayForView Media Group Holdings Corp. In February, 2002, the Company changed its name to James Barclay Alan Inc.

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

During the fourth quarter of 2001, the Company changed its business focus. On February 12, 2002 the Company acquired Bermondsey Investments Ltd. (now known as James Barclay Alan Ltd.) The Company is considered a development stage Company, as its planned principal operations have not yet commenced. Through December 31, 2001, the Company's previous business was developing an internet-based website to distribute movies, music, live events and sports events direct to consumers on a pay-for-view basis. It was also marketing a rich and streaming media advertising product. The Company is now operating as an investment banking and securities firm that provides financial services to micro-capitalized companies and investors in the NAFTA trading zone (USA, Mexico, Canada and the Caribbean).

NOTE B - BASIS OF PRESENTATION

The accompanying Condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 and the cumulative amounts from April 6, 1998 (inception) through March 31, 2002 are unaudited and have been prepared in accordance with accounting principals generally accepted in the United States of America applicable to interim financial information and rules and regulations promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10KSB for the year ended December 31, 2001. In the opinion of the Company's management, the March 31, 2001 and 2002 unaudited condensed consolidated interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period of the entire year.

In February 2002, the Company approved a private placement for Canadian residents only, to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible Debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002 and the holder is eligible to convert starting at $.50 per share on or before June 30, 2002 up to $1.50 per share until June 30 2003. $73,000 has been sold through April 15, 2002. The Debentures are unregistered and convertible into common shares of the Company with interest to accrue at the rate of 8.5% per year paid semi-annually. The Debenture holders have the right to convert one third of the debt into common shares of the Company every six months beginning June 30, 2002 at $0.60, $1.10 and $1.60 per share respectively. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

The Company's future operations are dependent upon the markets acceptance of its new business plan that includes financial, capital raising and consulting services. There can be no assurance that the Company's products and services will be able to secure market acceptance.

We are likely to require substantial funding to continue to market our financial services, capital raising and consulting services. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources. The Company can give no assurance that it will be successful in raising additional funds, and the Company's current financial position raises substantial doubt about its ability to continue as a going concern without additional sources of funding. The financial statements do not reflect any adjustment that might result this uncertainty.

The Company will pursue opportunities to finance its operations and satisfy its cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow potential acquisitions and/or existing equity investees and
d) plans to increase ownership equity through various funding vehicles including convertible debentures, preferred shares, private placements and registration of shares for sale to the public. There can be no assurance that the Company will be successful in its efforts to raise additional capital needed to sustain its business through the year ending December 31, 2002.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company amortized intangible assets existing until December
31, 2001. When the Company changed its business strategy, the Company recorded the unamortized balance as an impairment loss because the assets were not fully recoverable.

In August 2001, the FASB issued a statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The adoption of this standard had no impact on the Company.

NOTE D - RESTICTED CASH

Restricted cash is required pursuant to the Company's main office lease. The restricted cash guarantees a letter of credit totaling $177,840 which was provided to the Company's landlord as a security deposit on its leased premises. The letter of Credit is renewed annually. In April 2002, due to the Company's inability to make timely payments for its leased office space in New York, it was served with legal notice by the Landlord to vacate the premises. On June 6, 2002, the Landlord took legal proposition of the premises, and on June 13, the Company moved to new offices. As a result of the Company's loss of its leased premises, it has forfeited the security deposit to the landlord.

NOTE E - LOSS PER SHARE

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted- average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 68,750 and 39,531 outstanding stock options and 110,534 and 110,534 outstanding warrants as of March 31, 2002 and 2001 respectively were excluded from the loss per share calculation because the effect would be anti-dilutive. All stock splits have been retroactively reflected in the loss per share calculations for all periods presented. (see Note A)

NOTE F - DISCONTINUED OPERATIONS

We are subject to claims and suits arising in the ordinary course of business. At this time it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

As of March 31, 2002 and 2001 the following liabilities relating to Street Solid, an operation discontinued by the Company as of October 29, 1999, remained on the books of the Company.

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

NOTE G - NOTES PAYABLE

In January, 2002, the James Barclay Alan Ltd. borrowed from Gateway Growth Funds $68,000 and $25,000 for working capital prior to the completion of the share purchase agreement which made James Barclay Alan Ltd. a wholly owned subsidiary of the Company. The notes are payable April 1 and April 4, 2002 respectively, with interest computed at 2%. To date, no payments have been made.

NOTE H - LIABILITIES TO BE PAID IN COMMON STOCK

On January 15 and 22 2002, the Board of Directors authorized the issuance of the Company's shares that were issued in April 2002 and valued as follows:

                  Shares      Service                   Value
                  -------     -------                  ------
Marc Pitcher
Chairman          400,000   Payment for services     $120,000

Chris Dieterich
Legal council      47,000   Outstanding Invoice         7,000
                  -------                             --------
                  447,000                             $127,000
                  =======                             ========

These shares were not issued as of March 31, 2002, and are eligible for resale under an S-8 registration filed April 2, 2002.

NOTE I - ACQUISITIONS

On January 11, 2002, the registrant entered into an agreement to acquire 100% of the issued and outstanding common stock of Bermondsey Investments Inc., ("Bermondsey") from the sole shareholder of Bermondsey in exchange for an aggregate of 5,000,000 shares of the Registrant's restricted common stock valued at $440,000.

In 2002 the Company formalized an agreement entered into in 2001 to surrender its 30% interest membership in Turn-Key Entertainment LLC in consideration for Turn-Key releasing the Company from debt owed to Turn-Key in the amount of approximately $20,000 and for Turn-key's principle, Sid Amira, a consultant to the Company, releasing the Company from all obligations pursuant to all agreements. This transaction was recorded as of December 31, 2001.

On February 19, 2002, the Company announced that it had agreed to complete the purchase of James Barclay Alan, Ltd. (formerly Bermondsey Investments, Ltd) in exchange for 5,000,000 shares of its restricted common stock. Upon completion of the transaction, former shareholders of James Barclay Alan, when aggregated, would own approximately 42 per cent of the equity of the Company. The Company affected a name and symbol change on February 22, 2002, the new symbol being JBAI and the name changed to James Barclay Alan, Inc. The initial 8-K reporting these events was filed on February 26, 2002.

Because Bermondsey was a holding company for only a few investment banking contracts and had no other activities, the transaction does not constitute a business combination because the Registrant did not acquire an ongoing business. Therefore, financial statements and pro forma financial information are not required to be provided in connection with this transaction. The $440,000 was charged to Write-off of investment in subsidiary as there was no significant value from contracts acquired.

In 2002 the Company formalized an agreement entered into in 2001 to surrender its 30% membership interest in Turn-Key Entertainment LLC in consideration for Turn-Key releasing the Company from debt owed to Turn-Key in the amount of approximately $20,000 and for Turn-key's principle, Sid Amira, a consultant to the Company, releasing the Company from all obligations pursuant to all agreements. Pursuant to all agreements this transaction was recorded as of December 31, 2001.

NOTE J - SUBSEQUENT EVENTS

In April 2002, due to the Company's inability to make timely payments for its leased office space in New York, it was served with legal notice by the Landlord to vacate the premises. On June 6, 2002, the Landlord took legal proposition of the premises, and on June 13, the Company moved to new offices. As a condition to the Company's lease with the former landlord, the Company had provided a security deposit in the amount of $177,840, in the form of a Letter of Credit that it had accounted for in its financial statements as an asset under restricted cash. As a result of the Company's loss of its leased premises, it has forfeited the security deposit to the landlord, and will adjust its financial statement to reflect the loss of the restricted cash asset. The Company has had no further correspondence from the Landlord indicating if there will be any further liability connected to the lease, but under the Lease terms the Company may be liable for any additional rent up to the end of the original lease period less the amount of the security deposit if the landlord is unable to re-lease the premises.

In May of 2002, Rodney Gellineau, who was hired as President and CEO of the Company in January 2002 indicated that he was stepping down to pursue personal business interests in Canada. The Company has accrued liabilities for unpaid salary of $5000, notes payable for funds advanced to the Company of $17,099 and miscellaneous expenses due Mr. Gellineau, but is as of the date of this quarterly filing unsure what the status of these liabilities is since written requests for clarification from the Company to Mr. Gellineau have remained unanswered and the Company is researching whether he is in breach of his employment contract for departing without proper notice.

In June 2002, the Company entered into a one-year sublease with Divix Corp. for new office space. Rent on a Monthly basis is $2470 with additional monthly charges of $359 for utilities. The Lease expires June 30, 2003 and the Company has an option to renew at the then market rate.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

JBA will generate fee and commission based revenues from its combined services and capital solutions that include investment banking consulting services, merchant banking, syndication, fund management and securities brokerage. JBA markets its services and deals strictly with revenue producing companies that have a three-year minimum track record, positive operating cash flows and a strong potential to be listed on AMEX or NASDAQ within two years. This is the same success generating criteria that is used by the Company's founding members in their private practices.

We have not had any significant revenue from continuing operations. We have incurred a cumulative net loss in our development stage of approximately $23,168,305 through March 31, 2002. We expect to continue to incur substantial and increasing losses during our development stage.

The Company was previously engaged in the on-line streaming media industry as an integrated on-line and off-line broadcaster of entertainment and information and gained broad experience and expertise in the on-line streaming, rich-media and advertising sectors. Since launching the PayForView.com website in April of 2000, the Company had distributed movies, music, sports and live events direct to viewers on a pay-for-view, retail and e-commerce basis. The Company also used its streaming media expertise and a proprietary, rich-media template to design on-line advertising and marketing solutions. Additionally, the Company owned several other interests. Turn-Key Entertainment, (in which the company held a 30% interest) is building an on-line, pay-per-view industry product that was synergistic with the Company's core business. Voyager Films and Voyager Film Sales, two wholly owned subsidiaries of the Company, were engaged in the packaging and financing of motion pictures.

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

Our executive offices are located at 18 East 16th Street, Suite
302, New York, New York 10003, and our telephone number is (212)
201-6900.

Results of Operations.

Three Months ended March 31, 2002 as compared to the three months ended March 31, 2001

Revenues.

     We had no significant revenues from continuing operations from our inception on April 6, 1998 to date.

Selling, general and administrative expenses:

     Selling, general and administrative expenses decreased to $384,474 for the three months ended March 31, 2002 from $1,024,450 for the three months ended March 31, 2001, which is a net decrease of $639,976. The decrease was primarily due to decreases in personnel costs, consulting fees and financing fees of $577,844 (of which $443,738 was non-cash equity based compensation) and a decrease in professional fees, travel, web events and development and decrease in advertising and promotion of $72,582.

Amortization of Licenses Fees:

     We had amortization of license fees and goodwill of none and $41,427 for the three months ended March 31, 2002 and 2000 respectively. The decrease is due to the write off of $760,683 of certain license agreements when management determined the carrying value was not fully recoverable due to the Company's change in business focus.

Write-off - investment in subsidiary

     The $440,000 of expense during the three months ended March 31, 2002 represents the acquisition of James Barclay Alan Ltd. and was expensed in accordance with generally accepted accounting principles since it was determined there was no significant value from the contracts in the business acquired.

Interest Income:

     Interest income for the three months ended March 31, 2002 was $7,487 as compared to $4,962 for March 31, 2001. This is due to interest earned on the restricted cash on deposit for the Company's main office lease.

Interest Expense:

     Interest expense for the three months ended March 31, 2002 was $7,753 compared to none for the three months ended March 31, 2001. The increase is the interest attributed to the notes payable in the amount of $85,000 and $17,099.

Liquidity and Capital Resources

     Since inception through March 31, 2002, we had a deficit accumulated during the development stage of approximately $23.2 million and expect to continue to incur losses for the next several years. We have financed our operations primarily through private placements of our common stock.

     We used net cash in operating activities of $130,981 for the three Months ended March 31, 2002. Net cash and cash equivalents used in operations for the three months ended March 31, 2002 primarily consisted of the net loss from continuing operations of $814,240 less non cash items of $590,923 and an increase in accounts payable of $112,178.

     Net cash used in investing activities of $54,304 for the three months ended March 31, 2002 primarily consisted of a partial settlement payment of $62,500 for outstanding liabilities from discontinued operations offset by interest income of $8,932 from liquidation of certificate of deposit.

     Net cash provided by financing activities was $186,552 for the three months ended March 31, 2002. Cash provided by financing activities consisted of proceeds from the sale of our preferred stock of $70,240, proceeds from sale of debentures of $15,000, loans from hedge fund of $85,000 and loans from officers of $17,099.

     Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our investment banking business development, availability of investment capital from outside sources, technological advances in the financial services industry, competitive and market conditions, our ability to establish and maintain collaborative arrangements and attract investment banking clients and the effectiveness of commercialization activities and arrangements.

     In February 2002, the Company approved a private placement for Canadian residents only, to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible Debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002 and the holder is eligible to convert starting at $.50 per share on or before June 30, 2002 up to $1.50 per share until June 30 2003. $73,000 has been sold through April 15, 2002. The Debentures are unregistered and convertible into common shares of the Company with interest to accrue at the rate of 8.5% per year paid semi-annually. The Debenture holders have the right to convert one third of the debt into common shares of the Company every six months beginning June 30, 2002 at $0.60, $1.10 and $1.60 per share respectively. The interest payments will be made commencing June 30, 2002 and December 31, 2002. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

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

If additional funding is not available to us when needed, we will be required to scale back our website development, marketing and administrative activities and our business and financial results and condition would be materially and adversely affected. As of March 31, 2002, we do not have sufficient working capital to sustain operations through December 31, 2002. We will pursue opportunities to finance operations and satisfy cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations.

Among the options available to and being considered by management to ensure the Company has sufficient working capital for the next twelve months are a) plans to reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public. There can be no assurances that any of these opportunities will be successful.


     PART II

ITEM 1.  LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of business. At this time it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain, except as otherwise stated.

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

ITEM 2.   CHANGES IN SECURITIES

In 2002, the following transactions occurred:

On January 11, 2002, the registrant entered into an agreement to acquire 100% of the issued and outstanding common stock of Bermondsey Investments Inc., ("Bermondsey") from the sole shareholder of Bermondsey in exchange for an aggregate of 5,000,000 shares of the Registrant's restricted common stock valued at $440,000.

In 2002 the Company formalized an agreement entered into in 2001 to surrender its 30% membership interest in Turn-Key Entertainment LLC in consideration for Turn-Key releasing the Company from debt owed to Turn-Key in the amount of approximately $20,000 and for Turn-key's principle, Sid Amira, a consultant to the Company, releasing the Company from all obligations pursuant to all agreements. Pursuant to all agreements this transaction was recorded as of December 31, 2001.

In February 2002, the Company approved a private placement for Canadian residents only, to raise up to $1,000,000 via either Class "A" Preference Shares or Convertible Debentures. For the Class "A" Preference Shares, the minimum price per security is $1,000 with a minimum subscription of $7,000. The cumulative dividend is 11% per year paid quarterly starting June 30, 2002 and the holder is eligible to convert starting at $.50 per share on or before June 30, 2002 up to $1.50 per share until June 30 2003. $73,000 has been sold through April 15, 2002. The Debentures are unregistered and convertible into common shares of the Company with interest to accrue at the rate of 8.5% per year paid semi-annually. The Debenture holders have the right to convert one third of the debt into common shares of the Company every six months beginning June 30, 2002 at $0.60, $1.10 and $1.60 per share respectively. The interest payments will be made commencing June 30, 2002 and December 31, 2002. The interest payments will be made commencing June 30, 2002 and December 31, 2002. $15,000 has been sold to date.

In February 2002 the Company issued 20,000 shares to directors for annual fees for services at Board members and 25,000 shares to a consultant for services rendered values at $4,000 and $5,000 respectively.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     February 26, 2002, acquisition of Bermondsay Investments
Ltd. April 29, 2002, no audit requirement for acquisition of Bermondsay Investments Ltd.
SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10QSB and has duly caused this Registration Statement on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of June, 2002.

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


Signature                Title                    Date
---------                -----                    ----

/s/ Marc Pitcher         Chairman of the Board   June 28, 2002
Marc Pitcher             of Directors

/s/ George Mellides      Chief Financial         June 28, 2002
George Mellides          Officer